Form 10QSB
period 1999-09-30
GOURMETMARKET COM INC/CA
filed 2000-01-05
CIK 1078629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE PERIOD ENDED:   SEPTEMBER 30, 1999

COMMISSION FILE NUMBER:  0-27391

                             GOURMETMARKET.COM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                  51-0347728
--------------------------------------------------------------------------------
  (State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                    Identification No.)



          507 Howard Street, Suite 200, San Francisco, California  94105
--------------------------------------------------------------------------------
          (Address, including zip code, of principal executive offices)


                                 (415) 979-0990
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)



Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filings for the past 90 days. YES    NO X
                                 ---   ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 28, 1999, the number of the Company's shares of par value $.001 common stock outstanding was 18,025,920.

                             GOURMETMARKET.COM, INC
                                   FORM 10-QSB
                               SEPTEMBER 30, 1999



                                      INDEX



Part I  - FINANCIAL INFORMATION

Item 1  - Financial Statements

Balance Sheets.................................................................3

Statements of Operation........................................................4

Statements of Cash Flow........................................................5

Notes to Financial Statements..................................................6


Item 2  - Management's Discussion and Analysis or Plan of Operation............7

PART II - OTHER INFORMATION...................................................11

SIGNATURES....................................................................12

                             GOURMETMARKET.COM, INC.
                          (formerly GourmetMarket.com)
                                  BALANCE SHEET


ASSETS                                                          September 30,
                                                                    1999
                                                                 (unaudited)
                                                                -------------
Current assets:
  Cash and cash equivalents                                     $    104,340
  Accounts receivable                                                 43,765
  Inventory                                                           38,253
                                                                ------------

          Total current assets                                       186,358

Property and equipment
  less accumulated depreciation                                       52,337

License agreements, less accumulated amortization                    488,108
Other assets                                                          22,001
                                                                ------------

                                                                $    748,804
                                                                ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term debt                          $    696,100
  Accounts payable and accrued expenses                              385,174
                                                                ------------

          Total current liabilities                                1,081,274
                                                                ------------

Long-term debt less current maturities                               450,000
                                                                ------------

Stockholders' equity (deficit):
  Convertible preferred stock (Series A), par value $.001
    authorized 10,000,000, issued 0                                        -
  Common stock, $.001 par value; authorized
   25,000,000 shares;18,025,920 shares
    issued and outstanding                                            17,401
  Additional paid-in capital                                       2,626,998
  Retained deficit                                                (3,374,747)
                                                                 -----------

                                                                    (730,348)

Less subscriptions receivable                                        (52,122)
                                                                 -----------

          Total stockholders' equity (deficit)                      (782,470)
                                                                 -----------

                                                                 $   748,804
                                                                 ===========


                             See accompanying notes

                             GOURMETMARKET.COM, INC.
                          (formerly GourmetMarket.com)
                             STATEMENT OF OPERATIONS


                                                        Three Months    Three Months    Nine Months     Nine Months
                                                           Ended           Ended           Ended           Ended
                                                       September 30,   September 30,   September 30,   September 30,
                                                            1999            1998            1999           1998
                                                        (unaudited)     (unaudited)     (unaudited)     (unaudited)
                                                        ----------      ----------      ----------      ----------
Sales                                                   $    138,503   $        6,295   $    431,520    $      9,082
Cost of sales                                                104,211            5,557        409,012           8,028
                                                        ------------   --------------   ------------    ------------

Gross profit (loss)                                           34,292              738         22,508           1,054
                                                        ------------   --------------   ------------    ------------

Selling, general and administrative expenses:
   Payroll and payroll taxes                                 221,680          68,465         462,449         196,102
   Stock and option based compensation                        18,957                         975,527
   Occupancy & office expenses                                13,734          10,120          39,982          26,703
   Contract services and professional fees                   212,823          33,164         748,067         120,375
   Internet servicing expenses                                56,354          10,999         129,058          32,753
   General and administrative expenses                        83,320          16,968         201,525          38,813
   Advertising and promotion                                  72,725           2,781         233,500          26,647
   Depreciation and amortization                               2,068              40           4,532             264
                                                        ------------   --------------   ------------    ------------

                                                             681,461         137,537       2,794,560         441,657
                                                        ------------   --------------   ------------    ------------

Income (loss) from operations                               (647,169)       (136,799)     (2,772,052)       (440,603)
                                                        ------------   --------------   ------------    ------------

Other income (expenses):
  Interest expense                                           (11,504)                        (28,176)
  Loan extension fee                                               -               -         (40,000)             -
                                                        ------------   --------------   ------------    ------------

  Total other income (expenses)                              (11,504)              -         (68,176)             -
                                                        ------------   --------------   ------------    ------------

Income (loss) before income taxes                           (658,673)       (136,799)     (2,840,228)       (440,603)

Income tax expense (benefit)                                       -               -               -               -
                                                        ------------   --------------   ------------    ------------

Net loss                                                $   (658,673)  $    (136,799)   $ (2,840,228)   $   (440,603)
                                                        ============   =============    ============    ============

Net loss per common share:
  Basic:
    Net loss per common share                                   (.04)           (.02)           (.18)           (.02)

  Diluted:
    Net loss per common share                                   (.04)           (.02)           (.18)           (.02)

Weighted average shares outstanding
   basic and diluted (restated)                           17,457,300       7,421,220      15,790,806       7,421,220
                                                        ============   =============   =============   =============



                             See accompanying notes

                             GOURMETMARKET.COM, INC.
                          (formerly GourmetMarket.com)
                             STATEMENT OF CASH FLOWS


                                                            Nine Months     Nine Months
                                                               Ended           Ended
                                                           September 30,   September 30,
                                                               1999             1998
                                                            (unaudited)     (unaudited)
                                                            ----------      ----------
                                                                            <C<
Cash flows from operating activities:
    Net loss                                                 $(2,840,228)  $   (440,603)
                                                             -----------   ------------

Adjustments to reconcile net income to net:
  cash provided by (used for) operating activities
  Depreciation and amortization                                   79,755            264
  Non cash compensation                                          975,527
Changes in assets and liabilities:
  Accounts receivable                                            (42,543)           480
  Inventory                                                      (38,253)
  Accounts payable and accrued expenses                          290,564         20,385
                                                             -----------   ------------

Total adjustments                                              1,265,050         21,129
                                                             -----------   ------------

Net cash used for operations                                  (1,575,178)      (419,474)
                                                             -----------   ------------

Net cash used in investing activities:
  Acquisition of license agreements and other assets             (20,412)
  Purchase of equipment                                          (55,860)             -
                                                             -----------   ------------

    Net cash used for investing activities                       (76,272)             -
                                                             -----------   ------------

Cash flows from (used in )financing activities
  Proceeds from notes payable and advances                       790,000        540,000
  Payments of long term debt                                     (39,717)
  Proceeds from issuance of common stock                         964,129              -
                                                             -----------   ------------

    Net cash provided by financing activities                  1,714,412        540,000
                                                             -----------   ------------
Net increase (decrease) in cash
    and cash equivalents                                          62,962        120,526

Cash and cash equivalents, beginning of period                    41,378         24,002
                                                             -----------   ------------

Cash and cash equivalents, end of period                     $   104,340   $    144,528
                                                             ===========   ============

Supplemental disclosure:

Acquisition of license agreements for stock                  $    62,500   $    123,500
                                                             ===========   ============

Issuance of common stock for services                        $   975,527   $          -
                                                             ===========   ============

Acquisition of license agreements for debt                   $    83,317   $    300,000
                                                             ===========   ============


                             See accompanying notes

                             GOURMETMARKET.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



NOTE 1: FINANCIAL STATEMENTS

The balance sheet as of September 30, 1999, the statements of operation for the nine months and three months ended September 30, 1999, and 1998, and the statements of cash flows for the nine months and three months ended September 30, 1999, and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto as of December 31, 1998.

NOTE 2: NET INCOME PER SHARE

Net income per share is computed by dividing net income by the average number of common shares outstanding, increased by common stock equivalents determined using the treasury stock method.

                             GOURMETMARKET.COM, INC.
                                   FORM 10-QSB
                               SEPTEMBER 30, 1999


                         PART I - FINANCIAL INFORMATION

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report. It includes an analysis of the nine months and three months ended September 30, 1999, and 1998, respectively.

Forward-Looking Statements

Except for the historical statements and discussions contained herein, some statements contained in this report may constitute forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements.

Readers are cautioned not to put undue reliance on such forward-looking statements, each of which speaks only as of the date hereof. Factors and uncertainties that could affect the outcome of such forward-looking statements include, among others, market and industry conditions, increased competition, changes in governmental regulations, general economic conditions, pricing pressures, and the Company's ability to continue its growth and expand successfully into new markets and services. The Company disclaims any intention or obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


Results of Operations

Nine Months Ended September 30, 1999 and 1998

The Company had nominal sales during the nine months ended September 30, 1998, and sales of $431,520 during the nine months ended September 30, 1999, as a result of the Company's increased marketing efforts, web site development, and addition of products. The Company had a gross profit of $1,054 during the nine months ended September 30, 1998, compared to a gross profit of $22,508 during the nine months ended September 30, 1999. The Company had a loss from operations of $440,603 during the nine months ended September 30, 1998, compared to a loss of $2,772,052 for the comparable 1999 period. In the nine months ended September 30, 1998, the Company had significant organizational expenses as well as expenses associated with the start up of the Company's GourmetMarket.Com web site, including costs of acquisition of content and technology, and other expenses of the start-up of the Company's web site. These expenses continued during 1999 as selling, general and administrative expenses increased from $441,657 for the nine months ended September 30, 1998, to $2,794,560 for the nine months ended September 30, 1999.

                             GOURMETMARKET.COM, INC.
                                   FORM 10-QSB
                               SEPTEMBER 30, 1999


Payroll and payroll taxes increased by $266,347 for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, as the Company increased its staff. Stock and option based compensation increased by $975,527 for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. This increase resulted primarily from the sale of common stock in March 1999 at a price below the price of the Company's January 1999 private placement, and compensation expense of $25,527 resulting with the issuance of stock options at an exercise price lower than the fair market value at the date of issuance. Contract services and professional fees increased by $627,692 for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. This increase resulted primarily from the employment of outside professionals and independent contractors to meet the Company's development, technical, and financial demands on a timely basis. Internet servicing expenses increased by $96,305 for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, as the Company's internet business expanded.

General and administrative expenses increased by $162,712 for nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, as the Company continued expanding its operations in 1999. Advertising and promotion increased by $206,853 for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, as the Company increased its promotional expenses to grow its business. The Company had no interest expense during the nine months ended September 30, 1998, compared to interest expense of $28,176 for the nine months ended September 30, 1999, as the Company borrowed to meet its working capital requirements.

Three Months Ended September 30, 1999 and 1998

The Company's revenues increased from $6,295 for the three months ended September 30, 1998, to $138,503 for the three months ended September 30, 1999, as a result of the Company's increased marketing efforts, web site development, and addition of products. Selling, general and administrative expenses increased from $137,527 for the three months ended September 30, 1998, to $681,461 for the three months ended September 30, 1999, as the Company added staff, increased marketing, and entered into third party agreements with America Online, Excite, @Home, and other business partners. The Company had a loss from operations of $136,799 for the three months ended September 30, 1998, compared to a loss of $647,169 for the comparable 1999 period, primarily as a consequence of the substantial costs associated with its business expansion and other non-recurring expenses.

Payroll and payroll taxes increased by $153,215 for the three months ended September 30, 1999, compared to the three months ended September 30, 1998. This comparative difference is primarily the result of the Company's having no substantial operations until the second half of 1998. Stock and option based compensation increased by $18,957 for the three months ended September 30, 1999, compared to the three months ended September 30, 1998, primarily from the issuance of stock options at an exercise price lower than the fair market value at the date of issuance. Contract services and professional fees increased by $179,659 for the three months ended September 30, 1999, compared to the three months ended September 30, 1998. This increase resulted primarily from consulting fees incurred in connection with the Company's merger with GourmetMarket and the need to employ outside professional and contractors to meet the Company's development, technical, and financial demands on a timely basis.

                             GOURMETMARKET.COM, INC.
                                  FORM 10-QSB
                               SEPTEMBER 30, 1999


Internet servicing expenses increased by $45,355 for the three months ended September 30, 1999, compared to the three months ended September 30, 1998. This increase resulted primarily from the Company's need to develop and expand its web site infrastructure to meet anticipated growth. General and administrative expenses increased by $66,352 for the three months ended September 30, 1999, compared to the three months ended September 30, 1998, as a result of the Company's continued growth in 1999. Advertising and promotion increased by $69,944 for the three months ended September 30, 1999, compared to the three months ended September 30, 1998, as the Company increased promotional spending to promote its growth. Interest expense increased by $11,504 for the three months ended September 30, 1999, compared to the three months ended September 30, 1998, as the Company paid interest on debt incurred to meet its working capital requirements.

Liquidity and Capital Resources

The Company had total current assets of $42,600 at December 31, 1998, compared to total current assets of $186,358 at September 30, 1999. Total assets increased from $450,212 at December 31, 1998, to $748,804 at September 30, 1999, primarily as a result of an increase in license agreements. During the same period, the Company's total current liabilities increased form $369,083 to $1,081,274 as the Company borrowed to pay operating expenses and significantly increased accounts payable and accrued expenses. Net cash used for operations increased from $419,474 for the nine months ended September 30, 1998, to $1,561,678 for the nine months ended September 30, 1999, as the Company paid costs associated with its substantial business expansion in 1999.

In September 1998 the Company acquired certain assets from one of the one of its founders, Arome, Ltd., for stock and a $300,000 purchase money note. During the nine months ended September 30, 1999, the Company borrowed $790,000 to meet operating expenses. During the nine months ended September 30, 1999 the Company realized $964,129 from the sale of common stock in a private placement, but did not sell stock in the first nine months of 1998.

The Company has incurred significant net losses and negative cash flows from operations since its inception as a result of the development of its GourmetMarket business operations. The Company has funded these losses primarily from the issuance of common stock to the Company's founders, loans by related parties, and the private placement of the Company's securities to individuals. At September 30, 1999, the Company had used substantially all of the proceeds of the private placement completed in January 1999, and had net cash reserves of $104,340 at September 30, 1999. The Company believes that its cash reserves at September 30, 1999, together with income from operations, will be sufficient to carry on its business through December 1999. The Company will be dependent in the foreseeable future on raising capital on a debt or equity basis to meet its operating expenses, as it will in all probability continue to incur operating losses through calendar year 2000. The Company anticipates that it will be able to continue to obtain working capital through the proceeds of equity or debt financing on a private basis, and is also exploring the availability of equity financing through a public offering.

                             GOURMETMARKET.COM, INC.
                                   FORM 10-QSB
                               SEPTEMBER 30, 1999

Year 2000 Compliance

The Company's web system was designed to be year 2000 ("Y2K") compatible. The system was tested for its ability to accept orders for dates beyond January 1, 2000, and verify credit cards with year 2000 dates. In certain areas, where Y2K issues were discovered, it was considered a minor fix to fix the system. The Company has not encountered any material Y2K problems after January 1, 2000. Therefore the Company does not consider Y2K issues to present any risk

The Company may face some Y2K risk from the Company's usage of third-party products. The Company's system is based on Microsoft Windows NT operating system running on the Intel Pentium Pro Processor, an Oracle database, and a NetScape WWW server. In addition, the Company is using external credit card processors, CyberSource online credit card transaction processing, an external server co-location hosting service (Exodus), and a third party accounting system for the purpose of billing, invoicing and reporting. These third-party vendors claim their products to be Y2K compatible, and the system, during testing and commencing January 1, 2000, has not shown any reason to question this claim. However, in the unlikely event that any of these vendor's products fail to be Y2K compatible and the vendor does not offer any upgrade path to solve this failure, the Company will be required to upgrade its system. This upgrade may result in an expense of anywhere between $50,000 to $250,000. The Company believes that as its testing and actual use starting January 1, 2000, did not reveal any Y2K problems, it is unlikely that the Company's operations will be disturbed significantly, and the Company should be able to replace any incompatible component or fix any similar bug in a matter of days.

                             GOURMETMARKET.COM, INC.
                                   FORM 10-QSB
                               SEPTEMBER 30, 1999


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
              None

Item 2 - Changes in Securities
              None

Item 3 - Defaults upon Senior securities
              None

Item 4 - Submission of Matters to Vote of Security Holders
              None

Item 5 - Other information
              None

Item 6 - Exhibits and reports on Form 8-K
              None

            b) There were no reports filed on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GOURMETMARKET.COM, INC.
                                         -----------------------
                                         Registrant


Date: January 5, 2000                    /s/ Chanan Steinhart
      -----------------                  -----------------------
                                         Chanan Steinhart, President