Form 10KSB
period 1999-12-31
GOURMETMARKET COM INC/CA
filed 2000-04-12
CIK 1078629

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(X) Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

( ) Transaction Report Under Section 13 or 15(d) of Securities Exchange Act of
    1934

    For the transition period from ______ to ______

Commission File Number: 000-27391

                             GOURMETMARKET.COM, INC.
      ---------------------------------------------------------------------
      (Exact Name of Small Business Registrant as Specified in its Charter)

            Delaware                                     51-0347728
-------------------------------                  ----------------------------
(State or other jurisdiction of                  (IRS Employer Identification
 Incorporation or Organization)                   Number)

          507 Howard Street, Suite 200, San Francisco, California 94105
         --------------------------------------------------------------
                    (Address of Principal Executive Offices)

Registrant's Telephone Number:  (415) 979-0990

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

         Indicate by check mark whether the Registrant (1) has filed all documents and reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X           No
    -----            -----

         Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[ ]

         State Registrant's revenues for its most recent fiscal year: $880,464

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 28, 2000:
$8,510,695

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         The number of shares outstanding of the Registrant's sole class of Common Stock as of March 24, 2000, was 19,094,671.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                           FORWARD-LOOKING STATEMENTS

         This Report on Form 10-KSB contains certain forward-looking statements. These forward looking statements include statements regarding (i) research and development plans, marketing plans, capital and operations expenditures, and results of operations; (ii) potential financing arrangements; (iii) potential utility and acceptance of the Registrant's existing and proposed products; and
(iv) the need for, and availability of, additional financing.

         The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the business of GourmetMarket.com, Inc. (the "Company") which involve judgments with respect to, among other things, future economic and competitive conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, actual results may differ materially from those set forth in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information contained herein, the inclusion of such information should not be regarded as any representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                             GOURMETMARKET.COM, INC.
                              Report on Form 10-KSB
                   For the Fiscal year Ended December 31, 1999

                                TABLE OF CONTENTS

                                                      Part I
Item 1.  Description of Business.............................................................4

Item 2.  Description of Property............................................................14

Item 3.  Legal Proceedings..................................................................14

Item 4.  Submission of Matters to Vote of Security Holders..................................14

                                                       Part II

Item 5.  Market for Common Equity and Related Stockholder Matters...........................15

Item 6.  Management's Discussion and Analysis or Plan of Operation..........................17

Item 7.  Financial Statements...............................................................19

Item 8.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure.............................................19

                                                      Part III

Item 9.  Directors and Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act..................................19

Item 10. Executive Compensation.............................................................21

Item 11. Security Ownership of Certain Beneficial Owners and Management.....................22

Item 12. Certain Relationships and Related Transactions.....................................24

Item 13. Exhibits, List and Reports on Form 8-K.............................................27

Signatures..................................................................................28

                                     PART I

Item 1.  Description of Business

         Background

         The Company is a Delaware corporation organized in April 1993 under the name Sterling Partners, Inc. Upon its organization, the Company engaged in the business of acquiring tax lien certificates of redemption from various county governments located in Maryland. In May 1996 the Company acquired Sterling Real Estate Company, a Delaware corporation, which owned a commercial property in Cecil County, Maryland. The property was subsequently sold and, in October 1998, the Company distributed all of the shares in its subsidiary, then known as Sterling Global, Ltd., to the Company's shareholders.

         On January 29, 1999, GourmetMarket.com, a California corporation ("GourmetMarket"), merged with and into the Company, with the Company being the surviving corporation. Pursuant to its merger agreement with GourmetMarket, the shareholders of GourmetMarket received 7,421,220 shares of the Company's common stock, or approximately 47.4% of the Company's common stock outstanding after the merger. Also pursuant to the merger agreement, persons holding options for the purchase of GourmetMarket common stock exchanged their options for options to purchase 2,298,780 shares of the Company's common stock. The merger agreement also gave the GourmetMarket shareholders control of the Company's board of directors, subject to the Company's meeting business projections to be agreed upon by the parties to the merger. The merger agreement also provided for the resignation of substantially all of the Company's officers and directors, who were replaced by designated officers and directors, most of whom were then officers or directors of GourmetMarket.

         The Company owns and operates GourmetMarket.com, an online culinary marketplace for gourmet and specialty food, wine and cookware. The GourmetMarket.com site has been in full operation since September 1998. Since the commencement of the GourmetMarket.com web site in 1997, GourmetMarket, and subsequently the Company, have developed the technology used in the web site, established relationships with leading culinary suppliers, and developed revenue- and traffic-building partnerships. The software used in the GourmetMarket.com web site enables the Company to instantly update the web site with new merchandise, unique internet addresses, special pricing and promotions. The Company's state-of-the-art back-office software package can handle thousands of orders per day.

         In February 1999 the Company acquired Travlang.com, an Internet travel-related service company. On January 14, 2000, the Company sold its Travlang.com assets to iiGroup, Inc., a related party, for consideration of 250,000 common shares of iiGroup, Inc., $146,000 in cash and the assumption of $104,000 of Travlang.com liabilities.

         The Company's office is located at 507 Howard Street, Suite 200, San Francisco, California 94105. Its telephone number is 415-979-0990.

         Business

         The Company operates GourmetMarket.com, an e-commerce website. The GourmetMarket.com website delivers not only products, but also a lifestyle. By offering superior quality products along with expert information and resources via the Internet, GourmetMarket.com provides customers with easy accessibility to the "good life." The Company intends to expand the range of products and services offered through its GourmetMarket.com web site to encompass other high-end lifestyle products and services.

         GourmetMarket.com targets busy professionals with substantial disposable income who are seeking premium culinary products. The Company believes that GourmetMarket.com's targeted audience is making a lifestyle decision -- not simply seeking to purchase culinary items, but to find the finer things in life. This segment is relatively quality-sensitive and relatively less price-sensitive. The Company believes that customers come to GourmetMarket.com for several reasons, including:

         o Finest quality, hard-to-find products. GourmetMarket.com is committed to searching the world for premium food and wine. GourmetMarket.com only selects products that are of the highest quality. Many of the products on GourmetMarket.com are only available on its site and cannot be found in even the highest-end grocery and specialty stores.

         o Convenience. Shoppers can browse GourmetMarket.com's store, search through listings of frequently updated recipes and explore its extensive wine database, 24 hours a day, 7 days a week, without ever leaving their computers.

         o Expert advice. GourmetMarket.com is the only online premium culinary marketplace that features expert advice and recommendations. GourmetMarket.com only carries wines that have been rated very good or better by Bon Appetit Wine & Spirits Editor Anthony Dias Blue. His extensive tasting notes are available to both GourmetMarket.com wine club members and the general public on the site. Renowned pastry chef and author Alice Medrich also selects all chocolate for GourmetMarket.com's chocolate clubs and determines many of the products that are sold on the site.

         o Content. The Company believes that the more information consumers are offered, the more satisfied they are with their purchases and the more likely they are to keep buying online. GourmetMarket.com's abundance of culinary information is intended to lead customers to make purchases.

         The Company's marketing strategy is to build the GourmetMarket.com web site's reputation on the Company's commitment to best-of-best product and service quality. While many e-commerce web sites stress their ability to offer tens of thousands of products, GourmetMarket.com focuses on a limited number of premium products in each product family. GourmetMarket.com has established more than 150 business and co-marketing partnerships, which enables it to offer more than 4,500 products, including wines, chocolates, cigars, coffee and specialty kitchenware.

         GourmetMarket.com seeks partnerships with industry experts, such as Anthony Dias Blue, Wine and Spirits Editor of Bon Appetit magazine, and world-renowned pastry-chef and author Alice Medrich, who respectively make the wine and chocolate selections for the site. More product experts will be added to GourmetMarket.com's consulting staff in 1999 and 2000.

         E-Commerce and the Specialty Food Industry

         E-commerce, which is a term used to describe commerce done over the Internet, is expected to be one of the fastest-growing markets over the next five years. Jupiter Communications predicts that United States consumer Web revenue will grow to $40 billion by 2002, while the Yankee Group is anticipating that the consumer e-commerce market will grow to $123.6 billion by 2003 from $11.5 billion in 1998. According to International Data Corporation, corporate Internet spending is expected to grow to $203 billion by 2002. Several sources, including International Data Corporation, believe that the number of online users will grow from about 150 million worldwide now to about 500 million by 2003, with the United States accounting for more than half of the online users. The United States, Europe and Asia presently account for nearly 90% of the online users worldwide.

         The specialty food industry in which GourmetMarket.com operates is an important segment of the U.S. food market, accounting for almost 10 percent of the total U.S. food industry. According to the consumer research firm Find/SVP, sales of specialty foods are projected to reach $50 billion by the year 2000.

         Growth in the on-line food and beverage market is expected to jump from about $90 million in 1998 to $463 million by 2001, according to Forrester Research. While the growth of the on-line food and beverage market is projected to grow rapidly, on-line sales will still represent only 1 to 2 % of total industry figures in the U.S. alone. Traditional retail grocery stores have an advantage over e-commerce food sites as direct food providers because of consumers prefer a name they know and trust. The Company does not believe that this advantage will last, however, as today's emerging consumer direct providers, including GourmetMarket.com, become more established.

         GourmetMarket.com's interactive library includes nearly 10,000 pictures of foods and kitchenware, as well as over 5,000 recipes and related articles. This database will become very important as web access becomes faster and full motion video becomes more viable. The Company believes that its GourmetMarket.com interactive media are particularly attractive to its targeted audience. Instead of simply linking to a photo and text of sauteing onions, visitors to the Company's GourmetMarket.com web site will be able to view a full video demonstrating how to saute onions and, at the same time, link to manufacturers of products featured in the demonstration or even purchase all the items used in the demonstration or recipe with one click of the mouse.

         Promotional Agreements

         In May 1999 the Company entered into an agreement with America Online ("AOL"), a provider of content and internet services. The agreement provides that the Company will have a promotional placement within AOL's shopping channel. The agreement is for a term of ten months commencing with the launch date of AOL's commerce center, which is September 1999.

         In March 1999, the Company established a partnership with Great Chefs Television to license that company's content. In April 1999 the Company agreed with @Home to be that site's exclusive food channel. The Company discontinued its business with both Great Chefs Television and @Home prior to January 1, 2000, because both arrangements were not cost-effective.

         The Company has also entered into a series of other agreements intended to promote its GourmetMarket.com web site and increase sales of the Company's products and services. Among the parties with which the Company has such agreements are e-Cal, a leading provider of internet calendar solutions; Infospace, an active shopping internet portal; Excite; Alta-vista; Inktomi, an internet shopping engine, which will list GourmetMarket.com as a gourmet food and wine merchant; a contract with e-Centives, a provider of discount coupons that appear on sites such as Excite and USA Today; an agreement with CollegeClub.com, a web site for college students; Snap.com, an internet content provider; ShopNow, an internet shopping mall site; NetZero, an internet service provider; and CyberGold, a consumer shopping web site. The Company also continues its relationships with magazines to provide large and continuing print advertising space in those magazines in exchange for the magazine's exposure on our site.

         Experts

         While many sites sell products, the selection is either so limited that the consumer feels unsatisfied or so vast that the consumer is lost. GourmetMarket.com offers a large selection as well as expert product advice. Leading culinary experts Anthony Dias Blue and Alice Medrich provide product reviews and product selections for visitors to GourmetMarket.com, as well as offer advice and information about the best products in their respective fields.

         Clubs

         To encourage repeat and large orders, the Company has created food and beverage clubs which give subscribers a monthly selection of choice products.

         o Wine Lovers Club entitles members to two bottles each month of Mr. Blue's selection of delicious and exemplary versions of the world's great wine varieties. Each month will bring another opportunity to compare examples of the same wine variety. Chardonnay, Merlot, Pinot Noir, Cabernet Sauvignon, Sauvignon Blanc and many more will be featured.

         o Premier Tasting Wine Club is designed especially for individuals who are interested in giving their palates an unusual, exciting treat by the wines this club has to offer.

         o Chocolate Lover's Club is for the unabashed hedonist--anyone who simply enjoys feasting on exquisite, handcrafted chocolates. Each month's shipment features assorted chocolates (typically one-half pound or more) or a special creation from a single chocolatier chosen especially for the club.

         o Couverture Club is designed for the serious nibbler and cook. Each month members receive bars of world-class chocolate couverture--either from a single manufacturer or from a chocolatier who has created a custom blend of chocolate from different manufacturers. These bars (typically 1.5 pounds or more) are perfect for eating, baking or dessert making.

         o Premier Chocolate Club members receive chocolate from the Chocolate Lover's Club and the Couverture Club.

         Marketing and Distribution

         The Company's partnership program with other web sites plays a key role in driving traffic to its GourmetMarket.com site. The Company has established more than 250 key partnerships which it divides into five categories, as follows:

         1. Portals. The Company's GourmetMarket.com web site has established relationships with major portals, including AOL, Excite, Alta-vista, Yahoo shopping, and Infoseek.

         2. Large Content or Shopping Sites. The Company has created partnerships with many content and commerce companies like Greeting Cards, xoom, GTE.net, Let's Shop, Sparks, Cox, Indigo City, Mindspring, Infobeat and others. For Mother's Day in 1999 GourmetMarket.com teamed up with Amazon.com to deliver Mother's Day gift baskets. The baskets were featured in Amazon.com's gift store, giving GourmetMarket.com exposure to nearly 8 million customers.

         3. Affiliates. The Company pays a 10%-15% commission to affiliates who send customers to its GourmetMarket.com web site. The Company has about 150 affiliates. The Company estimates that this number will grow in 2000 as a result of the Company's marketing activities.

         4. Miscellaneous Partners. The Company has established other partnerships that help drive traffic and sales. The Company is a featured merchant with Merrill Lynch credit card holders. The Company also has agreements with CyberGold, E-centives, Junglee, coolsavings and many others for its GourmetMarket.com web site.

         5. Print Media Partnerships. The Company has established co-promotional relationships with off-line media partners. These include a non-profit radio station for which the Company provides goods for fund-raising, and more than 25 leading print magazines focusing on the culinary and lifestyle categories. This represents an immediate marketing opportunity for GourmetMarket.com because some of these publications will provide GourmetMarket.com with significant additional advertising exposure in exchange for the Company listing them on the GourmetMarket.com web site.

         Other parts of the Company's GourmetMarket.com distribution program include:

         o Search Engine Registration. The Company is working to registering different parts of its GourmetMarket.com web site and product offerings with the principal search engines.

         o Corporate Program. This program caters to corporate need gifts to employees and others.

         o Public Relations. The Company employs a full-time public relations person responsible for promoting and exposing the Company and promoting the Company's GourmetMarket.com product offerings.

         Technology

         The Company employs technology developed by i-Labs, Ltd. ("i-Labs"), one of the founders of GourmetMarket, to maintain its GourmetMarket.com web site, process orders and, in general, make the online experience easy and satisfying. i-Labs customers, which include Apple Computers, among others, are generally much larger, better-capitalized, and handle more transactions than the Company. The Company believes that its relationship with i-Labs, which is a founder of GourmetMarket.com, has enabled the Company to not only compete with better capitalized web sites, but has also positioned GourmetMarket.com to be able to provide better service than virtually any competitor, regardless of size.

         Through its i-Labs relationship, the Company also has begun using MarketDrive(TM), a sophisticated technological tool that helps convert site visitors to buyers. The software enables the GourmetMarket.com web site to offer more of what the site's customers want today, as well as forecast trends in products, prices and required delivery times.

         Vendors

         The specialty food industry is dependent on the craftsmanship necessary to produce many of its products. Many of its vendors need significant planning and guidance to handle dramatic increases in order volume. The Company has focused on vendor relationships and order procedures, quality assurance, packaging requirements, and exclusive product offerings.

         The Company is confident in its vendors' abilities to handle GourmetMarket.com's increases in product sales. To help mitigate supply concerns, the Company's technology incorporates an overflow system that allows the Company to anticipate and use maximum daily quantities from individual vendors. Once a vendor has reached its maximum quantity, the Company's system will roll over to a back-up vendor which fulfills similar products. This approach will assist the Company in managing vendor bottlenecks associated with limitations in supply.

         Inventory

         Non-perishable foods and kitchenware orders will be fulfilled via two third-party warehouses through the last quarter of 1999. In the year 2000, the Company will shift to an internal warehouse solution. Perishable food orders will be fulfilled directly to customers via drop-ship by the manufacturers for the foreseeable future. The Company intends to include some perishable items in a centralized warehouse when the Company learns more about consumer buying patterns.

Competition

         The Company believes that more than five web sites compete with its GourmetMarket.com web site: these include cooking.com, tavolo.com, greatfoods.com, wine.com, redenvelope.com, and webvan.com. In addition there are different retail and catalog businesses that have a web presence (for example, Balducci's, Williams Sonoma, and Crate and Barrel). Many of these competitors are better-funded than the Company and have better brand recognition. The Company believes that its GourmetMarket.com web site has four major advantages over these competitors:

         o GourmetMarket.com's merchandizing strategy consists of becoming a one-stop shop for the customer's every gourmet need. Competitors do not offer the same range of gourmet foods and products.

         o GourmetMarket.com offers superior product quality. The gourmet and specialty food industry is, above all, about taste. The Company sifts through the entire universe of gourmet products to deliver only the highest quality products. Because GourmetMarket.com's customers will not give it a second chance, the Company intends to provide high quality products and services. This focus differentiates GourmetMarket.com from some of its online competitors, which often sacrifice quality for quantity.

         o GourmetMarket.com offers a comprehensive selection of gourmet foods and products, including an in-depth assortment of perishable foods. At the same time, GourmetMarket.com is able to accommodate large-volume orders.

         o GourmetMarket.com's content offering surpasses its competitors. The Company owns a large library of rich media content and, internally, has the knowledge to create and handle this content in a way which the Company anticipates will allow it to dominate the broadband space in the gourmet e-commerce marketplace.

Trademarks

         In the course of its business, the Company employs, and intends to increase the use of, various trademarks, trade names and service marks, including its logo, in the packaging and advertising of its products. The Company believes that the use of service marks, trademarks and trade names are of considerable value and importance to its business and intends to continue to protect and promote its marks as appropriate. The Company does not have any trademark registered with the United States Patent and Trademark Office, but intends in the immediate future to file trademark registrations for GourmetMarket.com and Travlang.com. The Company owns the domain names for both of its web sites.

Regulation

         E-commerce is new and rapidly changing, and federal and state regulation relating to the Internet and e-commerce is evolving. Currently, there are few laws or regulations directly applicable to the access of the Internet or e-commerce on the Internet. Due to the increasing popularity of the Internet, it is possible that laws and regulations may be enacted with respect to the Internet, covering issues such as user privacy, pricing, taxation, content, copyrights, distribution, antitrust and quality of products and services. Additionally, the rapid growth of e-commerce may trigger the development of tougher consumer protection laws. The adoption of such laws or regulations could reduce the rate of growth of the Internet, which could potentially decrease the usage of the Company's online stores or could otherwise have a material adverse effect on the Company's business. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

         Further, several telecommunications carriers have requested the Federal Communications Commission ("FCC") to regulate telecommunications over the Internet. Due to the increasing use of the Internet and the burden it has placed on the current telecommunications infrastructure, telephone carriers have requested the FCC to regulate Internet service providers and online service providers and impose access fees on those providers. If the FCC imposes access fees, the costs of using the Internet could increase dramatically. This could result in the reduced use of the Internet as a medium for commerce, which could adversely effect the Company's business.

         GourmetMarket.com ships anywhere in the United States and can ship anywhere in Canada. Due to alcohol shipping restrictions in certain states, wine orders are shipped directly from the winery to California, Oregon, Washington, Colorado, New Mexico, Idaho, Missouri, Minnesota, Iowa, Illinois, Wisconsin and West Virginia. Although the Company does not, at present, distribute wine in all 50 states, the Company is continuously expanding its network as its resources and governmental regulation allow. The Company is required to be licensed for the sale of wine in California. In March 2000 the Company's California resale license expired, but the Company anticipates that it will be renewed in April without materially disrupting the Company's wine sales.

         The sale of alcoholic beverages even within state lines to minors is also of great concern. GourmetMarket.com takes every precaution to prevent selling alcohol to minors, including the following steps:

         o When a customer attempts to purchase wine, GourmetMarket.com issues an online warning notifying the customer that he/she must be over 21 to purchase alcohol from the site.

         o An adult signature and identification is required to receive the order. C A valid credit card is required to place the order. C All local laws related to the protection of minors are followed.

Employees

         The Company has sixteen employees. None of the employees belongs to a union. The Company believes that its employee relationship is excellent.

Item 2.  Description of Property

          The Company occupies a 2,500 square foot office at 507 Howard Street, Suite 200, San Francisco, California 94105, on a lease basis. The Company anticipates that it will require new and expanded space in the near future, but has not estimated the location or cost of any such space.

Item 3.  Legal Proceedings

         The Company is not a party to any legal proceeding.

Item 4.  Submission of Matters to Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of calendar year 1999.

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol WINE.

         The following bid quotations have been reported for the period beginning January 20, 1999, when the Company's common stock commenced trading on the OTC Bulletin Board, and ending December 31, 1999.

                                                              Bid Prices
         Period                                       High                 Low
         ------                                       ----                 ---
Quarter Ended March 31, 1999                         5.7500               0.3750
Quarter Ended June 30, 1999                          2.9375               0.9375
Quarter Ended September 30, 1999                     1.75                 0.9375
Quarter Ended December 31, 1999                      3.00                 1.00

         Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Such quotes are not necessarily representative of actual transactions or of the value of the Company's securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

         The Company has been advised that eight member firms of the NASD are currently acting as market makers for the common stock. There is no assurance that an active trading market will develop which will provide liquidity for the Company's existing shareholders or for persons who may acquire common stock through the exercise of warrants.

         As of March 24, 2000, there were 98 holders of record of the Company's common stock. Certain of the shares of common stock are held in "street" name and may, therefore, be held by several beneficial owners.

         As of March 24, 2000, there were 19,094,671 shares of Common Stock issued. Of those shares 16,744,670 shares are "restricted" securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering.

         In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (in general, a person who has a control relationship with the company) who has owned restricted securities of common stock beneficially for at least one year is entitled to sell, within any three-month period, that number of shares of a class of securities that does not exceed the greater of (i) one percent (1%) of the shares of that class then outstanding or, if the common stock is quoted on NASDAQ, (ii) the average weekly trading volume of that class during the four calendar weeks preceding such sale. A person who has not been an affiliate of the company for at least the three months immediately preceding the sale and has beneficially owned shares of common stock for at least two (2) years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

         No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of common stock for future sale will have on the market price of the common stock prevailing from time-to-time. Sales of substantial amounts of common stock on the public market could adversely affect the prevailing market price of the common stock.

         The Company has not paid a cash dividend on the common stock since current management joined the Company. The payment of dividends may be made at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's operations, its capital requirements, and its overall financial condition.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report.

Results of Operations

         The Company had sales of $132,693 in 1998 compared to sales of $880,464 in the year ended December 31, 1999. Sales for the year ended December 31, 1999, as reported were reduced by the net sales of its Travlang website totaling $38,888, which sales were reclassified to discontinued operations. The Company had a gross loss of $8,844 in the year ended December 31, 1998, compared to a gross profit of $69,873 in the year ended December 31, 1999. The Company had a loss from operations of $698,142 in the year ended December 31, 1998, compared to an operating loss of $3,559,130 in the comparable 1999 period. The Company had a net loss of $3,760,710 in 1999 compared to a net loss of $456,121 in calendar year 1998. In calendar year 1999, the Company significantly increased its payroll, contract services and professional fees as it expanded its operations. The Company's selling, general and administrative expenses, and its advertising and promotion expenses increased comparably. A substantial portion of the Company's 1999 increase in selling, general and administrative expenses was attributable to $1,412,302 of stock- and option-based compensation in 1999, compared to only $100,000 of such compensation in 1998.

Liquidity and Capital Resources

         The Company had total current assets of $42,600 at December 31, 1998, compared to total current assets of $277,043 at December 31, 1999. Total assets increased from $450,212 at December 31, 1998, to $736,078 at December 31, 1999, primarily as a result of an increase in cash from $41,378 at the end of 1998 to $128,192 at the end of 1999. The Company's accounts receivable increased from $1,222 at the end of 1998 to $59,018 at the end of 1999. The Company had no inventory at December 31, 1998, but had inventory of $89,833 at the end of 1999. The Company's current liabilities increased from $369,083 at December 31, 1998, to $1,925,030 at December 31, 1999, primarily as a result of maturing long-term debt and an increase in accounts payable and accrued expenses. The Company used net cash for operations of $373,969 during 1998 compared to $1,729,893 for calendar year 1999, as a result of substantially increased operating losses from the Company's substantial expansion of the scope of its business operations in 1999.

         In calendar year 1999, the Company borrowed $930,000 to meet ongoing operating expenses. The Company also realized proceeds from the issuance of common stock of $964,129 in 1999 compared to $392,138 in calendar year 1998.

         The Company has incurred significant net losses and negative cash flows for operations since November 1997 as a result of the development of its GourmetMarket business operations. The Company has funded these losses primarily from the issuance of common stock to the Company's founders, loans by related parties, loans by third party lenders and the private placement of the Company's securities to individuals. The Company will be dependent in the foreseeable future on raising capital on a debt or equity basis to meet its operating expenses, as it will in all probability continue to incur substantial operating losses through calendar year 2000. The Company anticipates that it will be able to continue to obtain working capital through the proceeds of equity or debt financing on a private basis, and is also exploring the availability of equity financing through a public offering. The Company competes for capital with a significant number of other internet and technology ventures and more traditional businesses. Accordingly, although the Company has in the past been able to obtain capital to meet its operating losses, there can be no assurance that the Company will be able to continue to meet its operating expenses from its fundraising activities until such time, if any, as the Company is able to operate at a profit.

Year 2000 Compliance

         The Company's transition into the year 2000 was seamless to both the Company and its customers. The Company's systems in place have been year 2000 compliant, which has enabled the Company to operate its website and to service its customers on an ongoing basis without technical difficulties.

         Subsequent Event

         On January 26, 2000, holders of $475,000 the Company's 8% notes converted their notes, together with accrued interest, into 1,068,750 shares of the Company's common stock.

Item 7. Financial Statements

         See the Index to Financial Statements on page F-1 of this Report.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The following sets forth the names and ages of the Company's officers and directors. The directors of the Company are elected annually by the shareholders, and the officers are appointed annually by the board of directors.

Name                                Age              Position
----                                ---              --------

Chanan Steinhart                    43               President, Director

Gideon Shalom-Ben Dor               42               Director

         Chanan Steinhart. Mr. Steinhart was a co-founder and president of Arome, Ltd., a founder of GourmetMarket.com, from 1992 until 1998. Arome, Ltd., is an Israeli corporation engaged in publishing culinary CD-ROMS. While at Arome, Ltd., Mr. Steinhart was responsible for development of business partner relationships and distribution of the Company's product in more than twenty countries. Also while employed by Arome, he participated in the development of Apple Computers e.commerce. Mr. Steinhart has received his undergraduate and law degrees from Tel Aviv University in Israel.

         Gideon Shalom-Ben Dor. From 1984 until 1989, Mr. Shalom-Ben Dor managed research and development and localization projects at Yeda Computers, Israel. In 1990 he joined Apple Computers and was responsible for the shipment of the Hebrew MacOperatingSystems. From 1994-1995 Mr. Shalom-Ben Dor was employed by Pineapple Multimedia in Israel, where he managed various international projects for large telecommunication companies. Since 1995 he has been president of i-Labs. Mr. Shalom-Ben Dor received B.A. degrees in computer science and economics from Bar-Ilan University in Israel and an M.B.A. degree from San Jose State University in California, through the Apple Management Masters Program.

Board of Directors

         All directors of the Company hold office until the next annual meeting of stockholders or until their successors are elected and qualified.

         The Company's By-Laws eliminate the personal liability of officers and directors to the fullest extent permitted by Delaware Law. The effect of such provision is to require the Company to indemnify the officers and directors of the Company for any claim arising against such persons in their official capacities if such person acted in good faith and in a manner that he reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was lawful.

         There are no committees of the Board, which acts as the full Board with respect to any matter. No director receives any compensation for serving as a member of the Board of Directors.

         No compensation is paid to any director, as such, for his or her services, but, by resolution of the Board of Directors, a fixed sum or expense for actual attendance at each regular or special meeting by the Board may be authorized.

Compliance with Section 16(a) of the Exchange Act

         Based solely on a review of Forms 4 and 5 furnished to the Company and filed with the Securities and Exchange Commission under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934, the Company believes that all directors, officers and beneficial owners of more than 10% of any class of equity securities filed on a timely basis the reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Item 10. Executive Compensation

         The following tables and notes present for the three years ended December 31, 1999, the compensation paid by the Company to the Company's chief executive officer. No executive officer received compensation of at least $100,000 in 1997, 1998, or 1999.

                                             Summary Compensation Table
-------------------------------------------------------------------------------------------------------------------------
                                                                                    Long-Term Compensation
-------------------------------------------------------------------------------------------------------------------------
                                                                         Awards                             Payouts
-------------------------------------------------------------------------------------------------------------------------
Name and Principal Position                               Restricted Stock    Securities Underlying    All Other
(a)(1)                        Year        Salary ($)      Award(s)($)         Options/SARs(#)          Compensation($)
                              (b)         (c)(2)          (f)                 (g)(3)                   (i)
-------------------------------------------------------------------------------------------------------------------------
Chanan Steinhart,             1999        $137,500        ---                 ---                      ---
President, Treasurer and a    1998        $27,000         ---                 75,000                   ---
Director                      1997        $8,000          ---                 ---                      ---
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------

--------------

(1) Includes information with respect to GourmetMarket.com, a California corporation merged into the Company in January 1999. No compensation was paid to any officer or director of the Company (then known as Sterling Partners, Inc.) during calender years 1997, 1998, and 1999.

(2) Paid through Market Street Publishing, an affiliate of Mr. Steinhart to which the Company pays Mr. Steinhart's salary pursuant to his employment agreement with the Company. See Item 12 of this Report.

(3) In January 1997 GourmetMarket.com issued options for 75,000 shares of GourmetMarket common stock exercisable at a price of $.01 per share for a period of ten years. Pursuant to the merger agreement between GourmetMarket and the Company, in January 1999 the options issued to Mr. Steinhart were exchanged for an option issued by the Company for the purchase of 729,000 shares of common stock at an exercise price of $.001 per share. The option has been exercised in full. Also pursuant to the merger agreement, Mr. Steinhart is entitled to receive a performance-based option for the purchase of 900,000 shares of common stock exercisable at $1.00 per share. These options are exercisable over a period of ten years and vest over three years based on performance criteria which remain to be determined by the Company.

------------------
                                       21

Item 11. Security Ownership of Certain Beneficial Owners and
                  Management

         The table below sets forth information with respect to the anticipated beneficial ownership of the Common Stock by (i) each of the directors of the Company, (ii) each person known by the Company to be the beneficial owner of five percent or more of the outstanding Common Stock, and (iii) all executive officers and directors as a group, as of March 24, 2000. Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares.

Name and Address of                Number of Shares           Percentage
Beneficial Owner                   of Beneficially Owned      Ownership of Class
-----------------------            ---------------------      ------------------
Chanan Steinhart(1)(4)                  3,013,200                  15.78%
507 Howard Street #200
San Francisco, CA 94105

MCG Partners, Inc.(2)                   5,477,620                  28.69%
7777 Glades Road #211
Boca Raton, FL 33434

Gideon Shalom-Ben Dor(3)(5)             1,215,000                   6.36%
21C Yegia Kapayim St Kiryat-Arie
Petach-Tikva, 49130 ISRAEL

Yishai Steinhart                        1,215,000                   6.36%
21C Yegia Kapayim St Kiryat-Arie
Petach-Tikva, 49130 ISRAEL

Josh Dickman(6)                         194,400                     1.02%
507 Howard Street #200
San Francisco, CA 94105

Gideon Stein                            1,215,000                   6.36%
21C Yegia Kapayim St Kiryat-Arie
Petach-Tikva, 49130 ISRAEL

Janis Johnson                           1,360,800                   7.13%
360 Turtle Creek Blvd. #4
Dallas, Texas 75219

All Executive Officers
and Directors as a group
(3 persons)                             4,422,600                  23.16%

----------------------------
(1) Officer and Director.
(2) Pursuant to Securities and Exchange Commission Rule 13d-3, C. Lawrence Rutstein and Neil Swartz, both of whom are principal shareholders of MCG Partners, Inc. ("MCG"), may each be deemed the beneficial owner of the shares of common stock held by MCG. Includes 500,000 shares issued to iiGroup, Inc., and 297,620 shares underlying convertible debt held by iiGroup, Inc., of which Messrs. Rutstein and Swartz may be deemed beneficial owners.
(3) Director.
(4) Includes 1,944,000 shares of which Mr. Steinhart is the record owner. Pursuant to Rule 13d-3, Mr. Steinhart may be deemed the beneficial owner of an aggregate of 1,069,200 shares of common stock held by the following corporations of which he is a principal shareholder, officer and director:
    Arome Publishing U.S., Inc. (85,864 shares); Arome, Ltd (583,200 shares); and Market Street Publishing (400,136 shares).
(5) Messrs Shalom-Ben Dor, Yishai Steinhart and Gideon Stein are shareholders, officers and directors of i-Labs, which is one of the founders of GourmetMarket. Yishai Steinhart is the brother of Chanan Steinhart.
(6) Officer. Includes 48,600 shares underlying options held by Mr. Dickman.

----------------------------

Item 12. Certain Relationships and Related Transactions

         The following discussion includes certain transactions by both the Company and GourmetMarket prior to their merger on January 29, 1999, and by the Company after that date.

         GourmetMarket was formed in November 1997 by Chanan Steinhart, Arome, Ltd., and Janis Johnson. i-Labs is controlled by Gideon Shalom-Ben Dor, a Director of the Company, and Yishai Steinhart, a brother of Chanan Steinhart, the Company's President. Chanan Steinhart is a principal shareholder, officer and director of Arome, Ltd. The founders of GourmetMarket had an oral agreement to provide capital, technology, content and services as they deemed necessary on a start-up basis. In consideration of their organizing GourmetMarket and their agreement to provide capital, services, technology and content, GourmetMarket issued shares of its common stock to each of its three founders. Prior to the merger of GourmetMarket into the Company, GourmetMarket had 763,500 shares of its common stock outstanding as follows: Chanan Steinhart and Arome, 123,500 shares; Janis Johnson, 140,000 shares; and i-Labs, 500,000 shares. These shares were each exchanged for 9.72 shares of common stock of the Company pursuant to the merger.

         On September 25, 1998, Arome Publishing U.S., Inc., a subsidiary of Arome, Ltd., entered into an assignment and transfer agreement with GourmetMarket. Pursuant to that agreement, Arome, Ltd., assigned to GourmetMarket its copyright interest in certain wine programming content and contracts, including an agreement with Anthony Diaz Blue. As partial consideration for the assignment, GourmetMarket delivered to Arome, Ltd., its 7.5% promissory note in the amount of $300,000 payable from 10% of the proceeds of any financing in an amount greater than $1,500,000 completed after January 29, 1999. The note is secured by certain intellectual and tangible personal property of the Company.

         At December 31, 1998, GourmetMarket had issued options for the purchase of 236,500 shares of its common stock at an exercise price of $.01 per share. Of this total, 185,667 options were vested but had not been exercised. Pursuant to the merger agreement between the Company and GourmetMarket, options for the purchase of GourmetMarket common stock were exchanged for options to purchase 2,298,780 shares of the common stock of the Company. Among those persons whose options were exchanged were Mr. Steinhart, who holds an option to purchase 729,000 shares of the Company's common stock; Josh Dickman, who at the time of the completion of the merger was an officer of the Company and who holds an option to purchase 48,600 shares of the Company's common stock; and Eric Ott, who was a director of the Company at the time of the merger and who holds an option to purchase 388,800 shares of the Company's common stock.

         In January 1999, MCG Partners, Inc., a newly-organized business consulting firm ("MCG"), agreed with GourmetMarket and the Company that MCG would assume certain obligations of Marblehead Capital Group, Inc., a firm which had provided guidance to the Company and Marblehead in connection with their proposed merger. Pursuant to that agreement, the Company issued MCG 100,000 shares of the Company's preferred stock in payment of the par value thereof and, upon the completion of the merger on January 29, 1999, paid MCG a $100,000 merger completion fee. MCG subsequently converted all of its shares of preferred stock into 6,030,000 shares of common stock. At the time of the merger, the Company entered into a consulting agreement with MCG pursuant to which it appointed MCG its exclusive agent through December 1, 2004, to provide financial advisory services to the Company. As compensation for its services, MCG is paid a monthly fee of $6,000 and will be entitled to receive a fee of 5% of the fair market value of any merger or acquisition arranged for the Company through MCG, together with a fee of ten percent (10%) of any debt financing arranged through MCG.

         On January 22, 1999, the Company entered into an employment agreement with Chanan Steinhart effective as of the date of the merger between the Company and GourmetMarket pursuant to which Mr. Steinhart is employed as the Company's President and Chief Executive Officer. The agreement continues unless terminated in accordance with its terms. The agreement provides for base compensation to Mr. Steinhart of $150,000 per year and for a ten year non-statutory stock option to purchase 900,000 shares of the Company's common stock at an exercise price of $1.00, subject to vesting in accordance with criteria to be designated by the Company's Board of Directors. As of the date of this Registration Statement, no criteria had been designated and none of the options had vested. The salary payable to Mr. Steinhart is subject to an agreement by MCG to purchase from Mr. Steinhart common stock of the Company owned by him at a price of $1.00 per share to the extent necessary to provide him with cash compensation of $150,000 in the first year of his employment.

         On February 1, 1999, the Company entered into a technical support agreement with i-Labs expiring January 1, 2000, pursuant to which i-Labs agreed to provide support and maintenance of the Company's software in consideration of a monthly fee of $10,000.

         On February 1, 1999, the Company entered into an agreement with Rainmaker Capital, LLC ("Rainmaker"), a company owned by Eric Ott, who was then a director of the Company, pursuant to which Rainmaker agreed to provide investment banking services to the Company in consideration of a retainer of $5,000 per month for a period of twelve months ending February 1, 2000. Under the agreement Rainmaker is entitled to a fee of five percent (5%) of proceeds of any debt or equity financing, or merger or acquisition, for which it is responsible. Also on or about February 1, 1999, the Company paid Rainmaker an advisory fee of $50,000 for its advice to GourmetMarket in connection with the merger.

         In March 1999 the Company issued 1,000,000 shares of common stock to JNG & Associates, Inc., for cash of $50,000. JNG is wholly-owned by Joshua Greenberg, the stepson of C. Lawrence Rutstein, who was then a director of the Company and a principal shareholder, officer and director of MCG. In May 1999 the Company executed a revolving loan note with JNG & Associates, Inc., in the maximum principal amount of $1,000,000. The Company had borrowed $405,000 from JNG through December 31, 1999, pursuant to this note.

         Subsequent Events

         On January 14, 2000, the Company entered into an agreement to dispose of its Travlang.com assets to iiGroup, Inc., for 250,000 shares of iiGroup, Inc., common stock and $250,000 payable $146,000 in cash and $104,000 by the assumption of liabilities. iiGroup, Inc., is an affiliate of MCG Partners, Inc., a principal shareholder of the Company.

         On February 29, 2000, iiGroup, Inc., loaned $160,000 to the Company pursuant to an 8% Convertible Bridge Note, and on March 13, 2000, iiGroup, Inc., loaned an additional $90,000 to the Company pursuant to an 8% Convertible Bridge Note. Each of the Bridge Notes provides so that it may be prepaid at any time, but is mandatorily prepayable upon the sale of all of the outstanding shares of the Company, the sale of substantially all of the Company's assets, or the closing of financings of at least $5,000,000. The Convertible Notes are convertible into common stock of the Company at the lower of $1.00 per share or 75% of the average closing bid price of the Company's common stock in the five days preceding the date of conversion. Both of the Bridge Notes mature on December 31, 2000.

                                    PART III

Item 13. Exhibits, List and Reports on Form 8-K

(a) Exhibits

Exhibit No.    Description
-----------    -----------

2.1            Merger Agreement dated January 29, 1999*
3.1            Articles of Incorporation, as amended*
3.2            By-Laws*
4.1            Form of common stock certificate*
10.1           1999 Stock Plan*
10.2 Agreement dated February 1, 1999, between Rainmaker Capital and GourmetMarket.com, Inc.*
10.3 Technical Support Agreement, dated February 1, 1999, between i-Labs, Ltd., and GourmetMarket.com, Inc.*
10.4 Letter Agreement, dated February 15, 1999, between Richmond House Marketing and Promotions and GourmetMarket.com, Inc.*
10.5 Consulting Agreement, as amended, dated as of January 29, 1999, between GourmetMarket.com, Inc., and MCG Partners, Inc.*
10.6 Agreement, dated April 29, 1999, between At Home Corporation and GourmetMarket.com, Inc.*
10.7 Shopping Channel Promotional Agreement, dated May 6, 1999, between America Online, Inc., and GourmetMarket.com, Inc.*
10.8           Employment Agreement with Chanan Steinhart dated January 22, 1999
10.9 Assignment and Transfer Agreement dated September 25, 1998, between Arome Publishing U.S., Inc., and GourmetMarket.com*
10.10 Development and License Agreement, dated March 31, 1997, between i-Labs, Ltd., and Chanan Steinhart*
10.11 Assignment Agreement, dated November 6, 1997, between GourmetMarket.com, and Chanan Steinhart*
10.12 Stock Purchase and Assignment Agreement, dated September 25, 1998, between GourmetMarket.com and Arome Publishing U.S., Inc.*

* Filed previously

(b) Form 8-K

The Company filed no reports on SEC Form 8-K for the quarter ended December 31, 1999.

                          INDEX TO FINANCIAL STATEMENTS



GOURMETMARKET.COM, INC.

Report of Independent Certified Public Accountants                           F-2

Balance Sheets - December 31, 1999 and 1998                                  F-3

Statement of Operations - Years ended                                        F-4
    December 31, 1999 and 1998

Statement of Stockholders' Equity - Years ended
    December 31, 1999 and 1998                                               F-5

Statement of Cash Flows - Years ended December 31, 1999 and 1998             F-6

Notes to financial statements                                                F-7

               REPORT OF INDEPENDENT PUBLIC CERTIFIED ACCOUNTANTS


To the Shareholders and
  Board of Directors
GourmetMarket.Com, Inc.


We have audited the accompanying balance sheets of GourmetMarket.com, Inc. as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GourmetMarket.com, Inc. as of December 31, 1999 and 1998 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that GourmetMarket.com, Inc. will continue as a going concern. As discussed in note 2 to the financial statements, the Company has suffered recurring losses from operations and has working capital and total stockholders' deficiencies at December 31, 1999. Furthermore, at December 31, 1999 the Company could not demonstrate that it had sufficient liquidity to meet its routine operating costs for the next year. These circumstances raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                              /s/ Margolies, Fink and Wichrowski


March 10, 2000
Pompano Beach, Florida

                             GOURMETMARKET.COM, INC.
                                  BALANCE SHEET


ASSETS
                                                                             December 31      December 31
                                                                                1999              1998
                                                                                 ----             ----
Current assets:
  Cash and cash equivalents (Note 1)                                        $    128,192     $     41,378
  Accounts receivable , less allowance for doubtful
    accounts of $32,000 and $0 respectively                                       59,018            1,222
  Inventory                                                                       89,833                -
                                                                            ------------     ------------
          Total current assets                                                   277,043           42,600

Property and equipment
  Less accumulated depreciation (Notes 1 & 2)                                     51,366              673

License agreements, less accumulated amortization                                332,755          405,350
Net assets to be disposed - Travlang                                              52,999
Other assets                                                                      21,915            1,589
                                                                            ------------     ------------
                                                                            $    736,078     $    450,212
                                                                            ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term debt                                      $    755,000     $    300,000
  Accounts payable and accrued expenses                                        1,154,616           69,083
  Deferred revenue                                                                15,414                -
                                                                            ------------     ------------
          Total current liabilities                                            1,925,030          369,083
                                                                            ------------     ------------

Long-term debt less current maturities                                           475,000                -
                                                                            ------------     ------------
Stockholders' equity (deficit):
  Convertible preferred stock (Series A), par value $.001
    authorized 10,000,000, issued 0                                                    -                -
  Common stock, $.001 par value; authorized
   100,000,000 shares;18,025,920 and 7,421,220 shares
    (restated) issued and outstanding at December 31, 1999
    and 1998, respectively                                                        17,501              764
  Additional paid-in capital                                                   2,626,898          614,884
  Retained deficit                                                            (4,295,229)        (534,519)
                                                                            ------------     ------------
                                                                              (1,650,830)          81,129

Less subscriptions receivable                                                    (13,122)               -
                                                                            ------------     ------------
          Total stockholders' equity (deficit)                                (1,663,952)          81,129
                                                                            ------------    -------------

                                                                            $    736,078     $    450,212
                                                                            ============     ============

                          The accompanying notes are an
                   integral part of these financial statements

                                              GOURMETMARKET.COM, INC.
                                              STATEMENT OF OPERATIONS
                                      YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                       1999           1998
                                                                       ----           ----

Sales                                                              $    880,464    $    132,693
Cost of sales                                                           810,591         141,537
                                                                   ------------    ------------
Gross profit (loss)                                                      69,873          (8,844)
                                                                   ------------    ------------
Selling, general and administrative expenses:
   Payroll and payroll taxes                                            788,991         264,811
   Stock and option based compensation                                1,412,302         100,000
   Occupancy & office expenses                                           55,514          41,368
   Contract services and professional fees                              614,565         166,672
   Internet servicing expenses                                          179,437          28,652
   General and administrative expenses                                  275,302          48,508
   Advertising and promotion                                            295,266          38,720
   Depreciation and amortization                                          7,626             567
                                                                   ------------    ------------
                                                                      3,629,003         689,298
                                                                   ------------    ------------
Income (loss) from operations                                        (3,559,130)       (698,142)
                                                                   ------------    ------------
Other income (expenses):
  Interest expense                                                      (60,469)        (24,757)
  Loan extension fee                                                    (47,500)              -
                                                                   ------------    ------------
  Total other income (expenses)                                        (107,969)        (24,757)
                                                                   ------------    ------------
Loss before discontinued operations
  and extraordinary items                                            (3,667,099)       (722,899)

(Loss) from discontinued operations - Travlang                          (93,611)

Extraordinary item - gain on extinguishment
  of debt (net of income taxes of $90,700)                                    -         176,078
                                                                   ------------    ------------
Income (loss) before income taxes                                    (3,760,710)       (546,821)

Income tax expense (benefit)                                                  -          90,700
                                                                   ------------    ------------
Net loss                                                           $ (3,760,710)   $   (456,121)
                                                                   ============    ============
Net loss per common share:
  Basic and diluted:
    Loss before extraordinary item                                 $       (.23)   $       (.10)

    Discontinued operations                                                   -               -
    Extraordinary item (net of income taxes)
                                                                              -             .02
    Net loss per common share
                                                                           (.23)           (.06)

Weighted average shares outstanding
   basic and diluted (restated)                                      16,338,768       7,421,220
                                                                   ============    ============



                          The accompanying notes are an
                   integral part of these financial statements

                                              GOURMETMARKET.COM, INC.
                                         STATEMENT OF STOCKHOLDERS EQUITY
                                      YEARS ENDED DECEMBER 31, 1999 AND 1998

                                               Common  Stock         Additional
                                          Number of        Par         paid-in      Subscriptions      Retained
                                           Shares        Value        Capital        Receivable      (deficit)         Total
                                           ------        -----        -------        ----------      --------          -----

Balance, December 31, 1997                  10,000   $      10     $         -   $       -     $   (78,398)    $   (78,388)


Issuance of common for cash                138,000         138                                                         138

Issuance of stock in exchange for
   rights & services                       223,500         224         223,276                                     223,500

Issuance of stock in exchange for
  debt extinguishment                      392,000         392         391,608                                     392,000

  Net loss                                       -           -               -           -        (456,121)       (456,121)
                                        ----------   ---------     -----------   ---------      -----------    -----------
Balance, December 31, 1998                 763,500         764         614,884           -        (534,519)         81,129

Shares held by former Sterling
  Partners, Inc. shareholders            8,230,000       7,705         945,424                                     953,129

Issuance of additional shares
  Pursuant to merger agreement           6,657,720       6,658          (6,658)                                          -

Proceeds of private placement            1,000,000       1,000         999,000                                   1,000,000
  of stock

Acquisition of Travlang                     62,500          62          62,438                                      62,500

Exercise of incentive stock options      1,312,200       1,312          11,810     (13,122)                              -

  Net loss                                       -           -               -           -      (3,760,710)     (3,760,710)
                                        ----------   ---------     -----------   ----------    -----------     -----------
Balance, December 31, 1999              18,025,920   $  17,501     $ 2,626,898   $ (13,122)    $(4,295,229)    $(1,663,952)
                                        ==========   =========     ===========   =========     ===========     ===========



                          The accompanying notes are an
                   integral part of these financial statements

                             GOURMETMARKET.COM, INC.
                             STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                       1999           1998
                                                                       ----           ----
Cash flows from operating activities:
    Net loss                                                        $(3,760,710)  $  (456,121)
                                                                    -----------   -----------
Adjustments to reconcile net income to net:
  cash provided by (used for) operating activities
  Depreciation and amortization                                         108,825        18,718
  Non cash compensation                                               1,412,302
Changes in assets and liabilities:
  Accounts receivable                                                   (57,796)         (222)
  Inventory                                                             (89,833)
  Other assets                                                          (20,326)
  Accounts payable and accrued expenses                                 662,231        63,656
  Deferred revenue                                                       15,414             -
                                                                    -----------   -----------
Total adjustments                                                     2,030,817        82,152
                                                                    -----------   -----------
Net cash used for operations                                         (1,729,893)     (373,969)
                                                                    -----------   -----------
Net cash used in investing activities:
  Acquisition of license agreements - net                               (19,525)
  Purchase of equipment                                                 (57,897)         (793)
                                                                    -----------   -----------
    Net cash used for investing activities                              (77,422)         (793)
                                                                    -----------   -----------
Cash flows from (used in ) financing activities
  Proceeds from notes payable                                           930,000
  Proceeds from issuance of common stock                                964,129       392,138
                                                                    -----------   -----------
    Net cash provided by financing activities                         1,894,129       392,138
                                                                    -----------   -----------
Net increase (decrease) in cash
    and cash equivalents                                                 86,814        17,376

Cash and cash equivalents, beginning of period                           41,378        24,002
                                                                    -----------   -----------
Cash and cash equivalents, end of period                            $   128,192   $    41,378
                                                                    ===========   ===========
Supplemental disclosure:
Acquisition of license agreements for stock                         $         -   $   123,500
                                                                    ===========   ===========
Acquisition of Travlang for stock and debt                          $   145,817   $         -
                                                                    ===========   ===========


Issuance of common stock and options for services                   $ 1,412,302   $   100,000
                                                                    ===========   ===========

Acquisition of license agreements for debt                          $         -   $   300,000
                                                                    ===========   ===========


                          The accompanying notes are an
                   integral part of these financial statements

                             GOURMETMARKET.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and basis of presentation

Gourmet Market.com was formed on November 5, 1997. The Company is an online marketplace specializing in the sale of premium culinary products, including wine, chocolates, cigars, and kitchenware. The Company currently owns and operates a web site, GourmetMarket.com. Gourmet's mission is to establish itself as the leading online culinary community, providing an unmatched selection of the finest gourmet products, resources and expertise.

On January 29, 1999, GourmetMarket.com, (a California corporation), was acquired by Sterling Partners, Inc., a non-operating Delaware corporation, in a reverse merger, which was accounted for as a recapitalization in accordance with APB 16. At the same time Sterling Partners, Inc. changed its name to GourmetMarket.Com, Inc. (a Delaware corporation) and emerged as the surviving Corporation.

Cash equivalents

Cash equivalents are short-term, highly liquid investments readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates.

Inventory

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

Property and equipment

Property and equipment are carried at cost. The Company provides depreciation for financial purposes over the estimated useful lives of fixed assets using the straight-line method. Upon retirement or sale of fixed assets, their net book value is removed from the accounts and the difference between such net book value and proceeds received is recorded in income. Expenditures for maintenance repairs are charged to expense; renewals and improvements are capitalized.

Revenue recognition

The Company recognizes income, and expenses when the merchandise is shipped.

                             GOURMETMARKET.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company accounts for income taxes according to Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" which requires an asset and liability approach to financial accounting for income taxes. Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.


Net income (loss) per share

Net loss per share is determined by dividing net loss by the weighted average common shares outstanding. The outstanding common shares reflect the reorganization of Gourmet Market.com. Common stock equivalents, consisting of stock options in fiscal 1999 and 1998, were antidilutive and were not included in the calculation of net loss per share. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" which simplifies the accounting for earnings per share by presenting basic earnings per share including only outstanding common stock and diluted earnings per share including the effect of dilutive common stock equivalents. The Company's basic and diluted earnings per share are the same, as the Company's common stock equivalents are dilutive.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These assumptions, if not realized, could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company's financial instruments, primarily consisting of cash and cash equivalents, investments, accounts receivable, note receivable form related party, accounts payable, bank line of credit payable, and long-term debt, approximate fair value due to their short-term nature or interest rates that approximate market.

                             GOURMETMARKET.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the carrying value of long lived assets, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the assets carrying amount to determine if a write down to market value or discounted cash flows is required.

Stock Based Compensation

Statement of Financial Accounting Standard no. 123 " Accounting for Stock Based Compensation" is effective for fiscal years beginning after December 15, 1995. Statement No. 123 provides companies with a choice to follow the provisions of No. 123 in the determination of stock based compensation expense or to continue with the provisions of APB 25, " Accounting for Stock issued to employees". The Company has elected to follow APB 25 and will provide pro forma disclosure as required by statement No.123 in the notes to the financial statements.


2.       MANAGEMENT'S PLAN

The Company has incurred significant losses and negative cash flows from operations since inception as a result of the development of its business operations. These losses have been funded primarily with the issuance of common stock through the Company's private placement of stock in January 1999 and various debt instruments throughout the year.

As a result of these factors, there exists substantial doubt about the Company's ability to continue as a going concern. However management of the Company is continually negotiating with various outside entities for additional working capital.

Management has been able to raise the capital necessary to continue the implementation of the Company's fiscal year 2000 operating plan, however the Company's ability to successfully implement its plans and to improve its operations in the future is dependent upon a number of factors, some of which are beyond its control. There can be no assurance that the Company's operating results or financial conditions will improve in fiscal year 2000.

                             GOURMETMARKET.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)




3.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1999 and 1998:

                                                                      1999              1998              Lives
                                                                      ----              ----              -----
Equipment                                                           $    58,438     $         793       5-7 years

Less accumulated depreciation                                            (7,072)             (120)
                                                                   ------------     -------------

                                                                   $     51,366     $         673
                                                                   ============     =============


Depreciation expense for the years ended December 31, 1999 and 1998 was $6,952 and $120, respectively.


4.       LICENSE AGREEMENTS

License agreements consists of the following at December 31, 1999 and 1998:

                                                                                                       Amortization
                                                                      1999              1998              Period
                                                                      ----              ----              ------
Arome, Ltd. Internet content agreement                              $   360,000       $   360,000         7 years
America's Wine List Program (AWL)                                        63,500            63,500         3 years
                                                                  -------------     -------------

                                                                        423,500           423,500

  Less accumulated amortization                                         (90,745)          (18,150)
                                                                   ------------      ------------

                                                                    $   332,755       $   405,350
                                                                    ===========       ===========



On September 25, 1998 the Company entered into a transfer agreement with Arome Ltd., a related party, to acquire certain copyright interest, trademark interest in photographs, recipes, video, and articles making up content for internet publication. The internet content was acquired for $360,000 through the issuance of a note payable in the amount of $300,000, and 60,000 shares of the Company's common stock valued at $1.00 per share, the fair market value at September 25, 1998.

                             GOURMETMARKET.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


4.       LICENSE AGREEMENTS (continued)

On September 25, 1998, the Company entered into a stock purchase and assignment agreement with Arome Publishing U.S., Inc., a related party, to acquire Arome Publishing's interest in America's Wine List, (AWL) a commercial internet program selling wine, and wine services, and presenting wine and wine content to a broad customer base. America's Wine Store (AWS) a comprehensive wine store on the internet, including wine reviews and tasting notes by Anthony Dias Blue. America's Wine List Program content was acquired for 63,500 shares of the Company's common stock valued at $1.00 per share, the fair market value at September 25, 1998.


5.       ASSETS TO BE DISPOSED - TRAVLANG

On February 8, 1999, the Company acquired all the contracts, rights and interest in Travlang.com, an up to date repository on the internet of information regarding travel, and travel related agendas for traveling both domestically and abroad. Travlang.com includes language translations for travelers in more than 70 languages, real-time currency exchanges, and data bases of hotels in more than 120 countries from which travelers can book reservations.

Travlang's content rights and interest were acquired for $95,817 in cash and notes payable, and 62,500 shares of the Company's common stock valued at $1.00 per share, totaling $158,317.

On January 14, 2000 the Company entered into an agreement to dispose of Travlang. The terms of the purchase were 250,000 shares if iiGroup, Inc. (a related party) and $250,000 payable as follows: approximately $146,000 in cash and the assumption of approximately $104,000 in liabilities.


6.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following at December 31, 1999 and 1998:

                                                  1999                1998
                                                  ----                ----
Accounts payable trade                         $  596,804       $     62,224
Accrued interest                                   62,445
Accrued stock-based compensation                  423,302
Due to related party                               45,000
Accrued wages and other                            27,065              6,859
                                               ----------       ------------

                                               $1,154,616       $     69,083
                                               ==========       ============

                             GOURMETMARKET.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


7.       LEASES

The Company leases its office facilities for approximately $2,915 on a month to month basis. Rent expense incurred by the Company for the years ended December 31, 1999 and 1998 was $34,280, and $23,805, respectively.


8.       NOTES PAYABLE

Notes payable consists of the following at December 31, 1999 and 1998:

                                                                                 1999             1998
                                                                                 ----             ----

7.5% note payable, repayment to be made from any debt or equity               $  300,000     $    300,000
financing which the Company completes after January 29, 1999 greater than $1,500,000, at 10% of the gross proceeds, plus 10%
of the gross financing fees in excess of $1,500,000 until the balance has been paid in full. Secured by certain copyright
interest, trademark interest in photographs, recipes, video, and articles making up content for internet publication

8% revolving loan payable, due on demand or if earlier upon the                  405,000
Company's receipt of gross proceeds of equity or debt financing aggregating more than $3,000,000 calculated from the date on issuance, unsecured

10% note payable, principal and interest due on August 31, 1999,                  50,000
currently in default

8% Convertible notes, maturing on June 20, 2002, the notes are                   475,000
convertible into the Company's common stock at aq conversion price equal to 90% of the average bid and ask price 10 days prior to conversion of the note, or the date of the note whichever is lower , however the conversion price will not be less than $1.00, all notes were converted in the subsequent period
                                                                                       -                -
                                                                              ----------     ------------


                                                                               1,230,000          300,000

Less current maturities                                                          755,000          300,000
                                                                              ----------     ------------

                                                                              $  475,000     $          -
                                                                              ==========     ============

                             GOURMETMARKET.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


9.       INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as the result of the Company's net operating losses. The Company has unused tax loss carryforwards of approximately $3,508,000 at December 31, 1999 to offset future taxable income. Such carryforwards expire in years beginning in 2013. The deferred tax asset recorded by the Company as a result of these tax loss carryforwards is approximately $1,193,000 at December 31, 1999. The Company has reduced the deferred tax asset resulting from its tax loss carryforwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. The net change in the deferred tax asset and valuation allowance from January 1, 1999 to December 31, 1999 was an increase of approximately $1,011,000.


10.      STOCKHOLDERS' EQUITY, AND MERGER

Stockholders equity

On June 11, 1998 (effective November 5, 1997) the Company entered into a restricted stock purchase agreement with the Company's founders to issue 10,000 shares with a par value of $.001 of the Company's for $10.

On July 1, 1998 the Company issued an additional 138,000 shares of the Company's common stock with a par value of $.001 to one of the Company's founders for $138.

On September 25, 1998 the Company entered into a Stock Purchase and Assignment Agreement with Arome Publishing, Inc., a related party to acquire Arome Publishing's interest in America's Wine List, (AWL) a commercial internet program, selling wine, wine services, and presenting wine and wine content to a broad customer base. The Assignment of the interest was acquired for 63,500 shares of the Company common stock valued at $1 per share, the fair market value at September 25, 1998.

On December 1, 1998 the Company entered into a Stock Purchase and Assignment Agreement with Arome Ltd. a related party to acquire from Arome Ltd. certain copyright interest, trademark interest in photographs, recipes, video, and articles making up content for internet publication. The internet content was acquired for $360,000 by issuance of a note payable in the amount of $300,000 and 60,000 shares of the Company's common stock valued at $1 per share, the fair market value at September 25, 1998.

On December 1, 1998 the Company entered into Stock Purchase and Assignment Agreement with i-Labs Ltd. a related party, for the issuance of 100,000 shares of the Company's common stock. The stock was issued in consideration for the development services provided during 1998 by i-Labs Ltd. in connection with the design and development of the Company's website on the internet. The services provided were valued at $100,000 and were expensed during 1998.

                             GOURMETMARKET.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


10.      STOCKHOLDERS' EQUITY AND MERGER (continued)

On December 1, 1998, the Company entered into another Stock Purchase and Assignment Agreement with i-Labs Ltd., a related party, for the issuance of 392,000 shares of the Company's common stock as forgiveness of a note payable and accrued interest totaling $658,778. In connection with this transaction the Company has record a net gain on extinguishment of debt in the amount of $176,078 (less income taxes of $90,700). The gain has been recorded at the excess of the debt being extinguished ($658,778) less the fair value ($1.00 per share) of the common stock exchanged at December 31, 1998.

On January 29, 1999, GourmetMarket.com, a California corporation, was acquired by Sterling Partners, Inc., a Delaware corporation in a reverse merger, which was accounted for as a recapitalization in accordance with to APB 16, whereby the stockholders of GourmetMarket.com received 7,421,220 common shares of Sterling Partners, Inc in exchange for their 763,500 shares of GourmetMarket.com. At the same time Sterling Partners, Inc. changed its name to GourmetMarket.com, Inc. (a Delaware corporation) and emerged as the surviving Corporation.

On February 8, 1999, the Company acquired all the contracts, rights and interest in Travlang.com (see Note 8) for $95,817 in cash and notes payable, and 62,500 shares of the Company's common stock valued at $1 per share totaling.

On March 26, 1999, the Company issued in a private placement 1,000,000 shares of common stock for $50,000 in cash to a related party. As of the date of the transaction the fair market value of the stock approximated $1 per share. The Company has recorded compensation expense of $950,000 due to the issuance of the common stock at a discount from its fair market value.

On August 10, 1999 holders of the Company's incentive stock options exercised options resulting in the issuance of an additional 1,312,200 shares of the Company's common stock.


Merger

The registrant, previously Sterling Partners, Inc., was incorporated in April 1993 under the laws of the state of Delaware. Prior to the transaction described below, Sterling Partners, Inc. was engaged in the business of acquiring tax lien certificates of redemption from various county governments located in Maryland. In May 1996 the Company acquired Sterling Real Estate Company, a Delaware corporation, which owned a commercial property in Cecil County, Maryland. The property was subsequently sold and in October 1998, the Company distributed all of its shares in its subsidiary, then known as Sterling Global, Ltd. to the Company's shareholders. As of the date of the transaction described below the Company was not engaged in any business.

                             GOURMETMARKET.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


10.      STOCKHOLDERS' EQUITY AND MERGER (continued)

As reflected in the Statement of Stockholders Equity, the Company recorded the merger with the public shell at its cost, which was zero, since at the time the public shell did not have any assets or equity. There was no basis adjustment necessary for any portion of the merger transaction as the assets of GourmetMarket.com were recorded at their net book value at the date of the merger.


11.      STOCK OPTIONS

At various dates during the fiscal year, the Company issued to employees non-qualified stock options to purchase 350,000 shares of stock at an exercise price of $1.00. Compensation expense of $ 41,502 was recorded during the year as a result of the discount to market at the date of grant.

On October 2, 1999, the Company issued non-qualified stock options to a consultant for services rendered to purchase 30,000 shares of common stock at an exercise price of $.01. Compensation expense of $31,800 was recorded as a result of this transaction.

On November 1, 1999, the Company issued non-qualified stock options to a consultant for services rendered to purchase 300,000 shares of common stock at an exercise price of $.01. Compensation expense of $297,000 was recorded as a result of this transaction.

At December 31, 1999, the Company has granted 1,666,580 stock options at an exercise price of $.01; of this total, 1,216,256 stock options were vested but not exercised. Pursuant the merger agreement with Sterling Partners, Inc., dated January 29, 1999, persons holding options for the purchase of GourmetMarket.com exchanged their options, for options, to purchase 2,298,780 of GourmetMarket.com, Inc. (formerly Sterling Partners, Inc.) common stock.

Transactions and other information relating to the plans are summarized as follows:

                                                             Outstanding Stock Options          Exercisable Stock Options
                                                             -------------------------          -------------------------
                                                                              Weighted                           Weighted
                                                             Shares         Ave. Price           Shares         Ave. Price
                                                             ------         -----------          ------         ----------

           Outstanding at December 31, 1997                      631,800       $ .01                      -        $ .01

                 Granted during 1998                           1,666,980         .01                792,180          .01
                                                             -----------                          ---------

           Outstanding at December 31, 1998                    2,298,780         .01                792,180          .01

                 Exercised during 1999                        (1,312,200)
                 Granted during 1999                             680,000         .52                494,076          .23
                                                            ------------                          ---------

           Outstanding at June 30, 1999                        1,666,580         .22              1,216,256          .08
                                                             ===========                          =========

                             GOURMETMARKET.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


11.      STOCK OPTIONS (continued)

Pro forma Disclosure

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" issued in October 1995. Accordingly, no compensation cost has been recognized for its fixed stock option plans with respect to its employees. Had compensation cost for the Company's fixed-based compensation plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS 123, the Company's pro forma net income, and pro forma net income per share would have been as indicated below:

                                                                     1998
                                                   1999           (restated)

Net loss, as reported                           $ (3,760,710)     $  (456,121)
                                                ============      ===========

Net loss, pro forma                             $ (5,058,230)     $(1,503,451)
                                                ============      ===========

Net income per common share:
   Basic and dilutive
     Net loss, as reported                      $       (.23)     $      (.06)
                                                ============      ===========

     Net loss, pro forma                        $       (.31)     $      (.20)
                                                ============      ===========


For purposes of the preceding pro forma disclosures, the weighed average fair value of each option has been approximated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999 and 1998; no dividend yield, volatility of 5.0% and 4.8%, risk free interest rate of 6.0% for both years, and an expected term of ten years.


12.      RELATED PARTY TRANSACTIONS

On January 22, 1999 the Company entered into a contract with MCG Partners, Inc.
(MCG) a merchant banking firm, and significant shareholder of Sterling Partners, Inc, (Sterling), to provide capital and strategic investment banking advice see (Note 12). In connection with this agreement MCG caused Sterling to commence an offering of Sterling common stock, pursuant to Securities and Exchange Commission Rule 504, to raise $950,000 by January 31, 1999.

On February 1, 1999 the Company entered into a one year technical support agreement with i-Labs Ltd., a related party, which calls for monthly payments of $10,000 plus reimbursement of related travel expenses.

                             GOURMETMARKET.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


13.      COMMITMENTS AND CONTINGENCIES

On January 22, 1999 the Company entered into a contract with MCG Partners, Inc., a merchant banking firm, and significant shareholder of Sterling Partners, Inc., to provide capital and strategic investment banking advice. The consulting agreement provided for an up front fee of $100,000 at the closing on the Company's merger with Sterling Partners Inc., and a monthly fee of $6,000 commencing February 1, 1999 through December 1, 2004, and a 5% fee on the value of any mergers or acquisitions arranged by MCG. This agreement may be terminated by mutual consent of the Company and MCG, at any time, or by either party upon a material default by the other party.

On February 1, 1999 the Company entered into an agreement with Rainmaker Capital, Inc., a consulting group to assist in business development, capital sourcing, and interim financial consulting. The agreement is for twelve months, at $5,000 per month.

On January 22, 1999 the Company entered into an employment agreement with its President and Chief Executive officer which provides for compensation of $150,000 per year. Additionally the Company agreed to grant the president a ten-year non-statutory stock option to purchase 900,000 shares of the Company's common stock at an exercise price of $1.00 per share (the "Stock Option"). The stock option shall vest upon the satisfaction of certain performance criteria, which shall be unanimously approved by the Company's board of directors (the "Performance Criteria").

On April 29, 1999 the Company entered into a two year agreement with @Home Network. The terms of the agreement call for @Home Network to provide GourmetMarket.com, Inc. with persistent channel navigation, which will include access to the Food SubChannel Button, GourmetMarket.com Branding, Shopping Channel access along with marketing and promotional assistance throughout its network. The value of the services to be provided by @Home Network for development, promotion, and carriage during the term of this agreement are $800,000 in year one, and $1,450,000 in year two. All payments made during the Contract Year will become due in quarterly installments. Either party has the right to terminate the agreement at its discretion on or after the one-year anniversary date, or upon 30 days written notice, if the other party fails to cure a material breach under the agreement. Payments per the terms of this contract will be expensed as advertising costs during the period that the services are provided. As of the date of these financial statements neither party has acted upon the terms of the agreement.

During May 1999 the Company entered into an agreement with America Online (AOL), a provider of content and internet services. The agreement provides that the Company will have a promotional placement with AOL's shopping channel and that the Company and AOL will cross promote each others' web sites. The agreement is for a ten-month period commencing in September 1999. The Company will pay AOL $104,405 per this agreement, payable in three equal installments. Payments per the terms of this contract will be expensed as advertising costs during the period that the services are provided.

                             GOURMETMARKET.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


13.      COMMITMENTS AND CONTINGENCIES (continued)

The Company has entered into relationships with major internet portals including AOL, MSN, Yahoo shopping, Excite @home and Infoseek. Additionally the Company has created partnership relationships with content and commerce companies such as Greeting Cards, Amazon.com, Mindspring and others. The terms of these agreements vary. The contacts with AOL and Excite @home are the only contracts that individually are material to the Company.


14.      SUBSEQUENT EVENTS

On January 14, 2000 the Company entered into an agreement to dispose of Travlang. The terms of the purchase were 250,000 shares if iiGroup, Inc. (a related party) and $250,000 payable as follows: approximately $146,000 in cash and the assumption of approximately $104,000 in liabilities.

On January 26, 2000 holders of the Company's 8% convertible notes payable totaling $475,000 converted their notes plus accrued interest due into in 1,068,750 shares of the Company's common stock.

On February 29, 2000, iiGroup, Inc., loaned $160,000 to the Company pursuant to an 8% Convertible Bridge Note, and on March 13, 2000, iiGroup, Inc., loaned an additional $90,000 to the Company pursuant to an 8% Convertible Bridge Note. Each of the Bridge Notes provides so that it may be prepaid at any time, but is mandatorily prepayable upon the sale of all of the outstanding shares of the Company, the sale of substantially all of the Company's assets, or the closing of financings of at least $5,000,000. The Convertible Notes are convertible into common stock of the Company at the lower of $1.00 per share or 75% of the average closing bid price of the Company's common stock in the five days preceding the date of conversion. Both of the Bridge Notes mature on December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     GOURMETMARKET.COM, INC.

Dated: March 30, 2000                       By: /s/ Chanan Steinhart
                                                ---------------------------
                                                Chanan Steinhart, President

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

         Signature                    Title                      Date
         ---------                    -----                      ----

    /s/ Chanan Steinhart              President, Director         March 30, 2000
--------------------------------
Chanan Steinhart

   /s/ Gideon Shalom-Ben Dor          Director                    March 30, 2000
--------------------------------
Gideon Shalom-Ben Dor