Form 10QSB
period 2000-03-31
GOURMETMARKET COM INC/CA
filed 2000-05-22
CIK 1078629

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Nine-Month period ending March 31, 2000


                             GOURMETMARKET.COM, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                      51-0347728                   000-27391
----------------------------     ----------------------       ----------------
(State or other jurisdiction         (IRS Employer            Commission File
 of Incorporation)               Identification Number)            Number

          507 Howard Street, Suite 200, San Francisco, California 94105
--------------------------------------------------------------------------------
                                     (Address of principal executive offices)

Registrant's telephone number, including area code: (415) 979-0990
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                  Yes [X]           No[   ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

                  Yes [  ]          No [  ]

                         APPLICABLE TO CORPORATE ISSUERS

On May 15, 2000, the Registrant had outstanding 19,394,671 shares of common stock.

         Traditional Small Business Disclosure Format:    Yes [ ]    No [X]

                                    Page 1 of

                             GOURMETMARKET.COM, INC.

                                      INDEX

Part I.             FINANCIAL INFORMATION

Item 1.             Financial Statements

Item 2.             Management's  Discussion and Analysis or Plan of Operation


Part II.            OTHER INFORMATION

Item 1.             Legal Proceedings

Item 2.             Changes in Securities

Item 3.             Defaults Upon Senior Securities

Item 4.             Submission of Matters to a Vote of Security Holdings

Item 5.             Other Information

Item 6.             Exhibits and Reports on Form 8-K

                                    Page 2 of

                             GOURMETMARKET.COM, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS
     Cash                                                                                            $    15,431
     Accounts receivable, less allowance for doubtful accounts of $9,933                                  44,626
     Inventories                                                                                          83,686
     Prepaid expenses                                                                                     30,668
                                                                                                     -----------
         Total current assets                                                                            174,411
                                                                                                     -----------

PROPERTY AND EQUIPMENT, At Cost
     Computer Software and Hardware                                                                       56,988
     Equipment                                                                                             3,749
                                                                                                     -----------
                                                                                                          60,737
     Less accumulated depreciation                                                                         9,568
                                                                                                     -----------
         Net property and equipment                                                                       51,169
                                                                                                     -----------

OTHER ASSETS
     Investments                                                                                         140,000
     Note Receivable                                                                                           0
     Security Deposits                                                                                    20,748
     Deferred organization costs, less accumulated amortization of $1,057                                  1,055
     Deferred license agreements, less accumulated amortization of $103,616                              319,884
                                                                                                     -----------
         Total other assets                                                                              481,687
                                                                                                     -----------
              Total assets                                                                           $   707,267
                                                                                                     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accrued stock options                                                                           $   432,255
     Current maturities of long-term debt                                                              1,005,000
     Accounts payable                                                                                    561,904
     Accrued expenses                                                                                    106,752
                                                                                                     -----------
         Total current liabilities                                                                     2,105,911
                                                                                                     -----------

LONG-TERM DEBT                                                                                                 0
                                                                                                     -----------

STOCKHOLDERS' DEFICIT
       Convertible preferred stock (Series A), $.001 par value; authorized 10,000,000 shares:
         issued 0
     Common stock, $.001 par value; authorized 100,000,000 shares:
         issued and outstanding 19,394,671 shares                                                         18,870
     Additional paid-in capital                                                                        3,417,267
     Accumulated deficit                                                                              (4,521,659)
     Less subscriptions receivable                                                                      (313,122)
                                                                                                     -----------
     Total stockholders' deficit                                                                      (1,398,644)
                                                                                                     -----------

              Total liabilities and stockholders' deficit                                            $   707,267
                                                                                                     ===========

                             GOURMETMARKET.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Month Period
                                                          Ended March 31
                                                  ----------------------------
                                                       2000           1999
                                                  ------------    ------------
Net Sales                                         $    302,824    $     75,916
Cost of Good Sold                                      243,342          85,880
                                                  ------------    ------------
Gross Profit (Loss)                                     59,482          (9,964)
Operating Expenses
 Selling                                               145,729          60,429
 General and administrative                            395,644       1,417,826
                                                  ------------    ------------
                                                       541.373       1,478,255
                                                  ------------    ------------

Income (Loss) from Operations                         (481,891)     (1,488,219)
                                                  ------------    ------------

Other Income (Expense)
 Miscellaneous income                                    1,802             150
 Miscellaneous expenses                                 (9,270)        (41,230)
 Interest expense                                      (16,508)         (5,625)
Gain on the sale of Travlang.com
                                                      273, 400              (0)
                                                  ------------    ------------
 Total other income/ (Expense)                         231,163         (46,705)
                                                  ------------    ------------
Income gain (loss) before taxes                       (232,468)     (1,534,924)

Provision for Income Taxes                                   0               0
                                                  ------------    ------------
Net Income (Loss)                                 $   (232,468)   $ (1,534,924)
                                                  ============    ============

Net Income (Loss) per Share                       $      (0.01)   $      (0.12)
                                                  ============    ============

Weighted Average  Common
Shares Outstanding                                  19,394,671      13,170,637
                                                  ============    ============



                 See Notes to Consolidated Financial Statements

                             GOURMETMARKET.COM, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)





                                                                                            Retained
                                                        Common          Additional          Earnings
                                         Shares          Stock        Paid-in Capital       (Deficit)          Totals
                                         ------          -----        ---------------       ---------          ------
Balance (deficit), January 1, 2000     18,025,920    $    17,501        $ 2,626,898        $(4,289,192)    $ (1,644,793)
 Subscriptions Receivable at
 January 1, 2000                                                                               (13,122)         (13,122)
Purchases of Options dated 3/20/99        300,000            300            299,700                             300,000
Conversion of 8% notes maturing
 1/20/02 into common shares             1,068,751          1,069            490,669                             491,738
Additional Subscriptions                                                                      (300,000)        (300.000)
Net loss - March 31, 2000                      --             --                 --           (232,468)        (223,514)
                                       ----------    -----------        -----------        -----------      -----------
Balance (deficit) March 31, 2000       19,394,671    $    18,870        $ 3,417,267        $(4,834,781)     $(1,398,644)
                                       ==========    ===========        ===========        ===========      ===========


                 See Notes to Consolidated Financial Statements

                             GOURMETMARKET.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

              CASH FLOWS FROM OPERATING ACTIVITIES                   March 31, 2000       March 31, 1999
                                                                     --------------        - -------------
    Net loss                                                            $ (232,468)        $  (1,534,925)

     Item not requiring cash:
        Depreciation                                                         2,506                18,500
        Non cash compensation                                                                    921,180
    Changes in:
        Accounts receivable                                                 14,392               (14,282)
        Inventories                                                           6,147
        Prepaid expenses                                                   (30,668)
        Other assets                                                           111                   113
        Deferred Revenue                                                   (15,414)
        Accounts payable and accrued expenses & deferred Revenue           (53,705)              (13,595)
                                                                        ----------         -------------
             Net cash provided (used) in operating activities             (308,338)             (623,009)
                                                                        ----------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                      (2,309)               (6,133)
    Asset Disposed                                                         (52,999)
    Acquisition of License agreements net                                                        (12,500)
    Investments - Stock                                                   (140,000)
    Notes Receivable
        Net cash provided (used) in investing activities                  (195,308)              (18,633)
                                                                        ----------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from Note Payables
    Convertible Notes                                                      250,000
    Net Proceeds from Sale of Assets                                       124,148
    Proceeds from issuance of common stock                                  16,737               988,765
                                                                        ----------         -------------
        Net cash provided (used) in financing activities                   390,885               988,765
                                                                        ----------         -------------
INCREASE (DECREASE) IN CASH                                               (112,761)              347,123
CASH, BEGINNING OF PERIOD                                                  128,192                41,378
                                                                        ----------         -------------
CASH, END OF PERIOD                                                     $   15,431         $     388,501
                                                                        ==========         =============

                 See Notes to Consolidated Financial Statements

                             GOURMETMARKET.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
Note 1: Summary of Significant Accounting Policies

Description of Company

GourmetMarket.com, Inc. (the "Company") is an online culinary marketplace for gourmet and specialty food, wine and cookware. The Company has developed the technology used in its website, established relationships with leading culinary suppliers, and developed revenue and traffic-building partnerships. The software used in the Company's website enables the Company to instantly update the website with new merchandise, unique internet addresses, special pricing and promotions. The Company's state-of-the art back-office software package can handle thousands of orders per day.

The GourmetMarket.com website delivers not only products, but also a lifestyle. By offering superior quality products along with expert information and resources via the Internet, the Company provides customers with easy accessibility to the "good life." The Company intends to expand the range of products and services offered through its web site to encompass other high-end lifestyle products and services.

Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Note 2: Interim Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission and in accordance with generally accepted accounting principles applicable to interim financial statements and do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes of the Company for the year ended December 31, 1999, which are included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

In the opinion of the management of the Company, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of its operations, stockholders' equity and cash flows for the three month period then ended.
The results of operations for the period ended March 31, 2000, are not necessarily indicative of the results to be expected for the entire year. See "Management's Discussion and Analysis or Plan of Operation - Seasonality."

Note 3: Income Per Share Information

Net loss per share is determined by dividing net loss by the weighted average common shares outstanding. The outstanding common shares reflect the reorganization of GourmetMarket.com. Common stock equivalents, consisting of stock options in fiscal 1999 and 1998, were antidilutive and were not included in the calculation of net loss per share. The company has adopted Statement of Financial Accounting Standards, (SFAS) No. 128, "Earnings Per Share" which simplifies the accounting for earnings per share by presenting basic earnings per share including only outstanding common stock and diluted earnings per share including the effect of dilutive common stock equivalents. The Company's basic and diluted earnings per share are the same, on the Company's common stock equivalents are dilutive. Note 4: Convertible Debentures

On January 26, 2000, 8% convertible long-term debt totaling $475,000 and accrued interest of $16,738 were converted into 1,068,750 shares of common stock.

Item 2.           Management's Discussion and Analysis or Plan of Operation

General

The discussion and analysis set forth below should be read in conjunction with our Financial Statements and the related Notes thereto appearing elsewhere in this quarterly report. The information presented for the three months ended March 31, 2000, and March 31, 1999, was derived from unaudited financial statements which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

Forward Looking-Statements

When used in this report, press releases and elsewhere by the management of the Company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the ability of the Company to meet its working capital and liquidity needs, the status of relations between the Company, its primary customers and distributors, the availability of long-term credit, unanticipated changes in the U.S. and international economies, business conditions and growth in the e-commerce and the timely development and acceptance of new products, the impact of competitive products and pricing, and other risks detailed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Going Concern

The Company's viability as a going concern has been dependent since inception upon its ability to raise sufficient working capital from equity and debt financing. The Company experienced a loss from operations in 1999 and had a working capital deficit at December 31, 1999. The Company experienced a loss from operations of $505,867 for the three months ended March 31, 2000, and had a working capital deficit of $1.93 million at March 31, 2000. See "Liquidity and Capital Resources," below.

Results of Operations

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999


Net sales for the three months ended March 31, 2000, increased by $226,908 to $302,824 from $75,916 for the three months ended March 31, 1999. Net sales for the three months ended March 31, 2000 of Store, Club, Travlang, and other sales were $233,013, $33,495, $0, and $36,316 respectively, as compared with $56,937,
$3,796, $6,445 and $8,738, respectively, for the three months ended March 31, 1999 The increase in sales resulted primarily from the Company's marketing efforts to date include a combination of different offline and online programs. While the cost and effectiveness of each program varies, our current rate of converting visitors to buyers is between 1.75% and 2%.

Cost of goods sold for the three months ended March 31, 2000 increased by $157,463 to $243,342 from $85,880 for the three months ended March 31, 1999. The increase resulted from the increase in sales and the corresponding decrease in inventory purchases.

Gross profit for the three months ended March 31, 2000, was $59,482, or 19.64% of net sales, compared to a loss of $9,964, or 12.97% of net sales, for the three months ended March 31, 1999. The increase in gross profit percentage was primarily due to relatively higher gross margins realized due to the increase in sales. For the three months ended March 31, 2000, Store, Club, Travlang, and other sales accounted for 14.1%, 49.2%,0% and 36.7% of net sales, respectively, as compared with 75.0%, 5.0%, 8.48%, and 11.52% of net sales, respectively, for the three months ended March 31, 1999.

Selling and Internet expenses increased by $85,300 to $145,729 for the three months ended March 31, 2000, from $60,429 for the three months ended March 31, 1999. This increase in selling expenses resulted from an increase in the marketing and internet site expenses. General and administrative expenses were $395,644 for the three months ended March 31, 2000, compared with $1,417,826, for the three months ended March 31, 1999, The decrease in the general and administrative expenses was due to savings from a Company reorganization.

The Company's interest expense for the three months ended March 31, 2000, was $16,508, compared to $5,625 for the three months ended March 31, 1999. The increase in interest expense was primarily due to an increase in loans.

For the three months ended March 31, 2000, the Company had income from the sale of assets of $273,400, which reduced the loss for the three months ending March 31, 2000, to $232,468. For the three months ended March 31, 1999, the Company had a stock option charge of $950,000, which increased the loss for the three months ending March 31, 1999 to $1,534,924.

Year 2000 Compliance

The Company's transition into the year 2000 was seamless to both the Company and its customers. The Company's systems in place have been year 2000 compliant, which has enabled the Company to operate its website and to service its customers on an ongoing basis without technical difficulties.

Liquidity and Capital Resources

Our viability as a going concern is dependent upon our ability to raise sufficient working capital. The Company experienced a loss from operations during the three months ended March 31, 2000, and March 31, 1999, and had a working capital deficiency of approximately $1.93 million, primarily as a result of the current portion of long-term debt. As a result, the Company has faced an on-going liquidity deficit. Working capital may vary from time to time as a result of seasonal inventory requirements and the level of accounts receivable balances.

The Company has incurred significant net losses and negative cash flows from operations since its organization in November 1997 as a result of the development of its GourmetMarket business operations. The Company has funded these losses primarily from the issuance of common stock to the Company's founders, loans by related parties, loans by third party lenders and the private placement of the

Company's securities to individuals. The Company will be dependent in the foreseeable future on raising capital on a debt or equity basis to meet its operating expenses, as it will in all probability continue to incur substantial losses through calendar year 2000. The Company anticipates that it will be able to continue to obtain working capital through the proceeds of equity or debt financing on a private basis, and also from operating income. The Company competes for capital with a significant number of other internet and technology ventures and more traditional businesses. Accordingly, although the Company has in the past been able to obtain capital to meet its operating losses, there can be no assurance that the Company will be able to continue to meet its operating expenses from its fund-raising activities until such time, if any, as the Company is able to operate at a profit.

On January 14, 2000, the Company sold the assets of Travlang.com, an Internet foreign travel language website, to iiGroup, Inc., a publicly-traded related party. Terms of the purchase were 250,000 common shares of iiGroup, Inc., which the parties valued at $140,000 ($.56 per share) and $250,000 payable $191,028 in cash, and $58,973 by the assumption of liabilities. This asset sale has not changed our business substantially, as the Company is primarily an e-commerce website.

On January 26, 2000, the holders of the Company's 8% convertible long-term debt totaling $475,000 and accrued interest of $16,738 was converted into 1,068,750 shares of common stock.

In February 2000, the iiGroup, Inc., loaned a total of $250,000 to the Company pursuant to two (2) 8% Convertible Bridge Notes. The Bridge Notes provide that they may be prepaid at any time, but are mandatorily prepayable upon the sale of all of the outstanding shares of the Company, the sale substantially all of the Company's assets, or the closing of financing of at least $5,000,000. The Convertible Notes are convertible into common sock of the Company at the lower of $1.00 per share or 75% of the average closing bid price of the Company's common stock in the five days proceeding the date of conversion. These Bridge Notes mature on December 31, 2000.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  None.


Item 2.           Changes in Securities and Use of Proceeds

On January 26, 2000, the Company's 8% Convertible long-term debt maturing on June 20, 2002, totaling $475,000, together with accrued interest of $16,738, was converted into 1,068,750 shares of common stock.

In February 2000 the iiGroup, Inc., a publicly-traded company related to the Company, loaned a total of $250,000 to the Company pursuant to two (2) 8% Convertible Bridge Notes. The Bridge Notes provide that they may be prepaid at any time, but are mandatorily prepayable upon the sale of all of the outstanding shares of the Company, the sale substantially all of the Company's assets, or the closing of financing of at least $5,000,000. The Convertible Notes are convertible into common sock of the Company at the lower of $1.00 per share or 75% of the average closing bid price of the Company's common stock in the five days proceeding the date of conversion. These Bridge Notes mature on December 31, 2000. The Bridge Notes were sold pursuant to the exemption from registration provided by Section 4(2) of the Securities Exchange Act of 1933.

Item 3.      Defaults Upon Senior Securities

             None.

Item 4.      Submission of Matters to a Vote of Security Holders

             None.

Item 5.      Other Information

             None.

Item 6.      Exhibits and Reports on Form 8-K

         A.  Exhibit 10.13    Asset Purchase Agreement dated January 14, 2000,
                              between GourmetMarket.com, Inc., and
                              Travlang.com, Inc.

             Exhibit 10.14    8% Convertible Bridge Note dated February 29, 2000

             Exhibit 10.15    8% Convertible Bridge Note dated March 13, 2000

         B.  Reports on Form 8-K

             None.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

                                           GOURMETMARKET.COM, INC.
                                           -----------------------
                                                 (Registrant)


Dated: May 19, 2000                        By:    /s/ Chanan Steinhart
                                                  ------------------------
                                                  Chanan Steinhart, President