Form 10-Q
period 2000-06-30
GOURMETMARKET COM INC/CA
filed 2000-08-21
CIK 1078629

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

         / X / Quarterly report under Section 13 or 15(d) of the Securities
               Exchange Act of 1934

For the quarterly period ended June 30, 2000

         Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from __________ to ___________.


                             GOURMETMARKET.COM, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                      51-0347728                  0-27391
-------------------------------------------------------------------------------
(State or other jurisdiction          (IRS Employer            Commission File
     of Incorporation)             Identification Number)           Number


          507 Howard Street, Suite 200, San Francisco, California 94105
-------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (415) 979-0990
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


-------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
--- ----     -----

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12,13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court. YES_____ NO_____

Number of shares of common stock outstanding as of August 15, 2000: 19,621,921

  Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                ----   -----

                                      INDEX

                                                                                 Page
                                                                                 ----
PART I       FINANCIAL INFORMATION

             Item 1.  Consolidated Financial Statements

                               Balance Sheet as of June 30, 2000                   3

                               Statements of Operations for the three
                                  month and six month periods ended
                                  June 30, 2000 and 1999                           4

                              Statement of Stockholders' Equity for the
                                  six months ended June 30, 2000                   5

                               Statements of Cash Flows for the six months
                                  ended June 30, 2000 and 1999                     6

                               Notes to Financial Statements                       7

             Item 2.  Management's Discussion and Analysis or Plan of Operation    9

PART II      OTHER INFORMATION                                                    10

             Item 1. Legal Proceedings                                            14

             Item 2. Changes in Securities                                        14

             Item 3.  Defaults Upon Senior Securities                             14

             Item 4.  Submission of Matters to a Vote of Security Holders         14

             Item 5.  Other Information                                           14

             Item 6.  Exhibits and Reports on Form 8-K                            15

SIGNATURE                                                                         16

                             GOURMETMARKET.COM, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2000
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
     Cash                                                                                                 $    39,727
     Accounts receivable, less allowance for doubtful accounts of $5,163                                      120,774
     Inventories                                                                                               79,123
     Prepaid expenses                                                                                          19,951
                                                                                                          -----------
         Total current assets                                                                                 259,575
                                                                                                          -----------

PROPERTY AND EQUIPMENT, At Cost
     Computer Software and Hardware                                                                             3,749
     Equipment                                                                                                 74,896
                                                                                                          -----------
                                                                                                               78,645
     Less accumulated depreciation                                                                             13,436
                                                                                                          -----------
         Net property and equipment                                                                            65,209
                                                                                                          -----------

OTHER ASSETS
     Investments                                                                                              140,000
     Note Receivable                                                                                                0
     Security Deposits                                                                                              0
     Deferred organization costs, less accumulated amortization of $1,169                                         943
     Deferred license agreements, less accumulated amortization of $127,043                                   296,457
                                                                                                          -----------
         Total other assets                                                                                   437,400
                                                                                                          -----------
              Total assets                                                                                $   762,184
                                                                                                          ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accrued stock options                                                                                $   366,316
     Current maturities of long-term debt                                                                   1,065,000
     Accounts payable                                                                                         786,674
     Accrued expenses                                                                                          98,988
                                                                                                          -----------
         Total current liabilities                                                                          2,316,978
                                                                                                          -----------

LONG-TERM DEBT                                                                                                      0
                                                                                                          -----------

STOCKHOLDERS' DEFICIT
     Convertible preferred stock, Series A, $.001 par value; authorized 10,000,000 shares:
         issued 0
     Common stock, $.001 par value; authorized 100,000,000 shares:
         issued and outstanding 19,621,921 shares                                                              19,097
     Additional paid-in capital                                                                             3,540,403
     Accumulated deficit                                                                                   (5,101,172)
     Less subscriptions receivable                                                                            (13,122)
                                                                                                          -----------
     Total stockholders' deficit                                                                           (1,554,794)
                                                                                                          -----------

              Total liabilities and stockholders' deficit                                                 $   762,184
                                                                                                          ===========

                 See Notes to Consolidated Financial Statements

                             GOURMETMARKET.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  June 30, 2000
                                   (Unaudited)

                                                     Three Month Period                           Six Month Period
                                                       Ended June 30                               Ended June 30
                                          -----------------------------------           -----------------------------------
                                               2000                  1999                   2000                   1999
                                               ----                  ----                   ----                   ----
NET SALES                                 $    535,277           $    217,101           $    838,101           $    293,017
COST OF GOOD SOLD                              329,844                169,427                573,186                255,304
                                          ------------           ------------           ------------           ------------
GROSS PROFIT (LOSS)                            205,433                 47,674                264,915                 37,710

OPERATING EXPENSES
 Selling                                       210,972                254,878                356,701                315,307
 General and administrative                    525,597                527,890                921,241              1,945,716
                                          ------------           ------------           ------------           ------------
                                               736,569                782,768              1,277,942              2,261,023
                                                                                        ------------           ------------

INCOME (LOSS) FROM OPERATIONS                 (531,136)              (735,094)            (1,013,027)            (2,223,313)
                                          ------------           ------------           ------------           ------------

OTHER INCOME (EXPENSE)
 Miscellaneous income                             (688)                     0                  1,113
 Miscellaneous expenses                        (16,249)                 1,230                (25,519)               (40,000)
 Interest Expense                              (25,402)               (11,197)               (41,910)               (16,672)
Gain on the sale of Travlang.com                                                            273, 400
                                                                                        ------------

 Total other income/ (Expense)                 (42,339)                (9,967)               207,085                (56,672)
                                          ------------           ------------           ------------           ------------
Income gain (loss) before taxes               (573,475)              (745,601)              (805,943)            (2,279,985)

PROVISION FOR INCOME TAXES                           0                      0                      0                      0
                                          ------------           ------------           ------------           ------------
NET INCOME (LOSS)                             (573,475)          $   (745,601)          $   (805,943)          $ (2,279,985)
                                                                 ============           ============           ============

NET INCOME (LOSS) PER SHARE               $      (0.03)          $      (0.05)          $      (0.04)          $      (0.15)
                                          ============           ============           ============           ============

WEIGHTED AVERAGE  COMMON SHARES
  OUTSTANDING                               19,621,921             14,902,933             19,205,617             14,902,933
                                          ============           ============           ============           ============

                 See Notes to Consolidated Financial Statements

                             GOURMETMARKET.COM, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
                        THREE MONTHS ENDED June 30, 2000
                                   (Unaudited)

                                                            Common Stock,
                                                          $.001 par value           Additional       Retained
                                                                      Common         Paid-in         earnings
                                                       Shares          Stock         capital         (deficit)         Total
                                                       ------          -----         -------         ---------         -----
Balance (deficit), January 1, 2000                   18,025,920     $    17,501     $ 2,626,898    ($4,295,229)    ($1,650,830)
     Subscriptions Receivable at January 1, 2000                                                       (13,122)        (13,122)
Purchases of Options dated 3/20/99                      300,000             300         299,700                        300,000
Conversion of 8% notes Maturing 1/20/02
     into common shares                               1,068,751           1,069         490,669                        491,738
Stock Options Converted                                  80,000              80          84,720                         84,800
Stock issued for compensation                           147,250             147          38,416                         38,563

Net loss - June 30, 2000                                   --              --              --         (805,943)       (805,943)
                                                    -----------     -----------     -----------    -----------     -----------
Balance (deficit) June 30, 2000                      19,621,921     $    19,097     $ 3,540,403    $(5,114,294)    $(1,554,794)
                                                    ===========     ===========     ===========    ===========     ===========

                 See Notes to Consolidated Financial Statements

                             GOURMETMARKET.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED June 30, 2000 AND 1999
                                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES                                            June ,2000                June, 1999
                                                                               -----------                ----------
    Net loss                                                                   $  (805,943)               $(2,279,985)
     Item not requiring cash:
        Depreciation                                                                42,878                     51,958
        Stock based compensation                                                    27,815                    950,000
        Gain on sale of Travlang                                                  (273,400)
    Changes in:
        Accounts receivable                                                        (66,384)                   (27,580)
        Inventories                                                                 10,710
        Prepaid expenses                                                           (19,951)
        Other assets                                                                20,748
        Accounts payable and accrued expenses & deferred Revenue                   239,234                    185,887
                                                                               -----------                -----------
             Net cash provided (used) in operating activ                          (824,293)                (1,119,720)
                                                                               -----------                -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                             (20,199)                   (42,127)
    Asset Disposed)
    Acquisition of License agreements net                                                                     (12,500)
    Notes Receivable
                                                                               -----------                -----------
        Net cash provided (used) in investing activities                           (20,199)                   (54,627)
                                                                               -----------                -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from Note Payables
    Convertible Notes                                                              310,000                    275,000
    Payment of long-term debt                                                                                 (41,074)
    Net Proceeds from Sale of Assets                                               146,027
    Proceeds from issuance of common stock                                         300,000                    964,129
                                                                               -----------                -----------
        Net cash provided (used) in financing activities                           756,027                  1,198,055
                                                                               -----------                -----------
INCREASE (DECREASE) IN CASH                                                        (88,465)                    23,708
CASH, BEGINNING OF PERIOD                                                          128,192                     41,378
                                                                               -----------                -----------
CASH, END OF PERIOD                                                            $    39,727                $    65,086
                                                                               ===========                ===========

                 See Notes to Consolidated Financial Statements

                             GOURMETMARKET.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Company

GourmetMarket.com, Inc. (the "Company") is an online culinary marketplace for gourmet and specialty food, wine and cookware. The Company has developed the technology used in its website, established relationships with leading culinary suppliers, and developed revenue and traffic-building partnerships. The software used in the Company's website enables the Company to instantly update the web site with new merchandise, unique internet address, special pricing and promotions. The Company's state-of-the art back-office software package can handle thousands of orders per day. The GourmetMarket.com website delivers not only products, but a lifestyle. By offering superior quality products along with expert information and resources via the Internet, the Company provides customers with easy accessibility to the "good life." The Company intends to expand the range of products and services offered through its web site to encompass other high-end lifestyle products and services.

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

In the opinion of the management of the Company, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations, stockholders' equity and cash flows for the six month period then ended.

The results of operations for the period ended June 30, 2000, are not necessarily indicative of the results to be expected for the entire year. See "Management's Discussion and Analysis or Plan of Operation."

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION
General

The discussion and analysis set forth below should be read in conjunction with our Financial Statements and the related Notes thereto appearing elsewhere in this quarterly report. The information presented for the six months ended June 30, 2000, and June 30, 1999, was derived from unaudited financial statements which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

Forward Looking-Statements. When used in this report, press releases and elsewhere by the management of the Company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward- looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the ability of the Company to meet its working capital and liquidity needs, the status of relations between the Company, its primary customers and distributors, the availability of long-term credit, unanticipated changes in the U.S. and international economies, business conditions and growth in the e-commerce and the timely development and acceptance of new products, the impact of competitive products and pricing, and other risks detailed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Going Concern. The Company's viability as a going concern has been dependent since inception upon its ability to raise sufficient working capital from equity and debt financing. The Company experienced a loss from operations in 1999 and had a working capital deficit at December 31, 1999. The Company experienced a loss from operations of $805,943 for the six months ended June 30, 2000, and had a working capital deficit of $2.05 million at June 30, 2000. See "--Liquidity and Capital Resources," below.

Results of Operations

Three Months Ended June 30, 2000, Compared to the Three Months Ended June
30, 1999
         Net sales for the three months ended June 30, 2000 increased by $318,176, to $535,277 from $217,101 for the three months ended June 30, 1999.

Net sales for the three months ended June 30, 2000 of Store, Club, Travlang, and other sales were $350,556, $42,028, $0, and $142,683 respectively, as compared with $143,360, $9,305, $21,685 and $42,751, respectively, for the three months ended June 30, 1999 The increase in sales resulted primarily from the Company's marketing efforts to date, which include a combination of different offline and online programs. While the cost and effectiveness of each program varies, our current rate of converting visitors to buyers is between 1% and 1.25%.

         Cost of goods sold for the three months ended June 30, 2000 increased by $160,417 to 329,844 from $169,427 for the three months ended June 30, 1999. The increase resulted from the increase in sales and the corresponding decrease in inventory purchases.

         Gross profit for the three months ended June 30, 2000 was $205,433, or 38.38% of net sales, compared to gross profit of $47,674 or 21.96% of net sales for the three months ended June 30, 1999. The increase in gross profit percentage was primarily due to relatively higher gross margins realized due to the increase in sales. For the three months ended June 30, 2000, Store, Club, Travlang, and other sales accounted for 65.5%, 7.9%,0% and 26.6% of net sales, respectively, as compared with 66.0%, 4.3%, 10.0%, and 19.7% of net sales, respectively, for the three months ended June 30, 1999.

         Selling and Internet expenses decreased by $43,906 to $210,972, for the three months ended June 30, 2000, from $254,878, for the three months ended June 30, 1999. This decrease in selling expenses resulted from a decrease in marketing and internet site expenses. General and administrative expenses were $525,597 for the three months ended June 30, 2000, compared with $527,890, for the three months ended June 30, 1999.

         The Company's interest expense for the three months ended June 30, 2000 was $25,402 as compared with $11,197, for the three months ended June 30, 1999. The increase in interest expense was primarily due to an increase in loans.

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

         Net sales for the six months ended June 30, 2000 increased by $545,084, to $838,101 from $293,017 for the six months ended June 30, 1999. Net sales for the six months ended June 30, 2000 of Store, Club, Travlang, and other sales were $583,569, $75,523, $0, and $179,009, respectively, as compared with $200,297, $13,101, $28,130 and $51,489, respectively, for the six months ended June 30, 1999. The increase in sales resulted primarily from the Company's marketing efforts to date, which include a combination of different offline and online programs. While the cost and effectiveness of each program varies, our current rate of converting visitors to buyers is between 1% and 1.25%.

         Cost of goods sold for the six months ended June 30, 2000 increased by $317,882 to $573,186 from $255,304 for the six months ended June 30, 1999. The increase resulted from the increase in sales and the corresponding decrease in inventory purchases.

         Gross profit for the six months ended June 30, 2000 was $264,915, or 31.61% of net sales, compared to $37,710 or 12.87% of net sales for the six months ended June 30, 1999. The increase in gross profit percentage was primarily due to relatively higher gross margins realized due to the increase in sales. For the six months ended June 30, 2000,Store, Club, Travlang, and other sales accounted for 69.6%, 9.0%,0% and 21.4% of net sales, respectively, as compared with 68.4%, 4.5%, 89.6%, and 17.5% of net sales, respectively, for the six months ended June 30, 1999.

         Selling and Internet expenses increased by $41,394 to $356,701, for the six months ended June 30, 2000, from $315,307 for the six months ended June 30, 1999. This increase in selling expenses resulted from an increase in the marketing and internet site expenses. General and administrative expenses were $921,241 for the six months ended June 30, 2000, compared with $1,945,716, for the six months ended June 30, 1999. The decrease in general and administrative expenses was due to savings from a Company reorganization.

         The Company's interest expense for the six months ended June 30, 2000 was $41,910 as compared with $16,672, for the six months ended June 30, 1999. The increase in interest expense was primarily due to increase in loans

         For the six months ended June 30, 2000, the Company had income from the sale of assets of $273,400, which reduced the loss for the six months ending June 30, 2000 to $805,942. For the six months ended June 30, 1999, there was a stock option charge of $950,000, which increased the loss for the six months ended June 30, 1999, to $2,279,985.

Liquidity and Capital Resources

Our viability as a going concern is dependent upon our ability to raise sufficient working capital. The Company experienced a loss from operations during the six months ended June 30, 2000 and June 30, 1999 and had a working capital deficiency of approximately $2.05 million, primarily as a result of the current portion of the long-term debt. As a result, the Company has faced an on-going liquidity deficit. Working capital may vary from time to time as a result of seasonal inventory requirements, and the level of accounts receivable balances.

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

In February 2000, the iiGroup, Inc., a related party, loaned a total of $250,000 to the Company pursuant to two (2) 8% Convertible Bridge Notes. The Bridge Notes provide that they may be prepaid at any time, but are mandatorily prepayable upon the sale of all of the outstanding shares of the Company, the sale substantially all of the Company's assets, or the closing of financing of at least $5,000,000. The Convertible Notes are convertible into common sock of the Company at the lower of $1.00 per share or 75% of the average closing bid price of the Company's common stock in the five days proceeding the date of conversion. These Bridge Notes mature on December 31, 2000.

In June 2000, the iiGroup, Inc., loaned a total of $20,000 to the Company pursuant to an 8% Convertible Bridge Note. The Bridge Note provides that it may be prepaid at any time, but is mandatorily prepayable upon the sale of all of the outstanding shares of the Company, the sale of substantially all of the Company's assets, or the closing of financing of at least $2,000,000. The Bridge
Note is convertible into common sock of the Company at the lower of $1.00 per share or 75% of the average closing bid price of the Company's common stock in the five days proceeding the date of conversion. This Bridge Note mature on July 15, 2000.

In May 2000 the Company sold $40,000 of 8% Convertible Bridge Notes. The Bridge Notes provide that they may be prepaid at any time, but are mandatorily prepayable upon the sale of all of the outstanding shares of the Company, the sale substantially all of the Company's assets, or the closing of financing of at least $5,000,000. The Convertible Notes are convertible into common sock of the Company at the lower of $0.85 per share or 75% of the average closing bid price of the Company's common stock in the five days proceeding the date of conversion. These Bridge Notes mature on December 31, 2000.

In July 2000, the Quartz Capital Group, Inc., loaned a total of $25,000 to the Company pursuant to an 8% Convertible Bridge Note. The Bridge Note provides that it may be prepaid at any time, but is mandatorily prepayable upon the sale of all of the outstanding shares of the Company, the sale substantially all of the Company's assets, or the closing of financing of at least $2,000,000. The Bridge
Note is convertible into common sock of the Company at the lower of $1.00 per share or 75% of the average closing bid price of the Company's common stock in the five days proceeding the date of conversion. This Bridge Note matures on December 31, 2000.

In July 2000, the iiGroup, Inc., loaned a total of $100,000 to the Company pursuant to a 10% Convertible Bridge Note. The Bridge Note provides that it may be prepaid at any time, but are mandatorily prepayable upon the sale of all of the outstanding shares of the Company, the sale substantially all of the Company's assets, or the closing of financing of at least $3,000,000. The Bridge
Note is convertible into common sock of the Company at the lower of $0.625 per share or 50% of the average closing bid price of the Company's common stock in the five days proceeding the date of conversion. This Bridge Note matures on June 30, 2001.

                                     PART II
                                OTHER INFORMATION

Item 1.           Legal Proceedings.

         On June 29, 2000, the Company was sued by MacKenzie Shea, Inc., a California corporation, in San Francisco, California, Superior Court. The suit alleges that the Company and other parties breached a settlement agreement entered into between the Company and the plaintiff on April 6, 2000. The settlement agreement provided that the Company would pay $17,500 to the plaintiff, none of which, the complaint alleges, has been paid. The Company believes that it will be able to settle the complaint on terms which will not have a material adverse effect on the Company.

Item 2.           Changes in Securities.

         See Part I, Item 2, Management's Discussion and Analysis or Plan of Operation, for a description of notes issued by the Company in the quarter ended June 30, 2000. All of these notes were sold pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3.           Defaults Upon Senior Securities.

         None.

Item 4.           Submission of Matters to a Vote of Security-Holders.

         None

Item 5.           Other Information.

         By agreement effective August 22, 2000, among iiGroup, Inc. ("iiGroup"), the Company, and Chanan Steinhart, who is the President, a director, and a principal shareholder of the Company, the Company and Mr. Steinhart agreed to elect to the Company's Board of Directors C. Lawrence Rutstein and Bruce Hausman, who are nominees of iiGroup. Pursuant to the same agreement, Mr. Steinhart agreed that if any member of the Board of Directors other than the nominees of iiGroup resigned as a director, then Mr. Steinhart would cause his shares and the shares of any of his affiliates named in the agreement to elect an additional nominee of iiGroup to fill the vacancy created by the resignation. Also pursuant to the agreement, the Company agreed, and Mr. Steinhart agreed to use his best efforts, to prevent certain actions by the Company without the prior written consent of iiGroup. These actions include the issuance of any stock or rights to purchase stock, change in compensation or benefits of any employee, any commitment for additional financing of the Company, any amendment of the Company's by-laws or articles of incorporation, certain material contracts, and payments to any creditor or supplier. The Company also agreed to move its accounting functions to iiGroup's headquarters in Boca Raton, Florida.

         Messrs. Rutstein, and Hausman are officers and directors of iiGroup. Mr. Rutstein is an officer, director and principal shareholder of MCG Partners, Inc., a principal shareholder of the Company.

         Mr. Hausman has been an officer, director, and principal shareholder of iiGroup, Inc., since 1995. He has also served as a director for Plastyon Technologies, Inc., from 1992 to 1997 and as a director of Circa Pharmaceuticals from 1990 to 1995. Mr. Hausman has a B.Aa from Brown University and MS from Columbia University, and a JD from New York Law School.

         Mr. Rutstein is a member of the Board of Directors of iiGroup, in which capacity he has served since 1998. He served as CEO and President of Regenesis Holdings, Inc., from 1997 to 1998 and as a director of Coventry Industries, Inc., during 1998 and early 1999. Prior to 1998 he was President of Cap Quest Partners, Inc., a merchant banking firm from 1995 to 1997. Mr. Rutstein was a principal of MCG Partners, Inc., a merchant banking firm and principal shareholder of the Company, from 1999 to early 2000. He is a graduate of the University of Massachusetts (B.A.) and Harvard Law School (J.D.).

         Chanan Steinhart resigned as President effective August 23, 2000, and the Board of Directors named Ray Faerber President. Mr. Steinhart remains on the Board of the Company.

         Mr. Faerber, a graduate of Albany with a B.S. in Business, was a manager for Arthur Andersen from 1990 to 1996. From 1996 to 1998 he was Vice President of Finance for L.A. Prep, Inc., and from 1998 to 2000 he served as Vice President of Business Development of Cinema Film Systems, Inc.

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  Exhibit 27    Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

                                    SIGNATURE

           In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.


                                         GOURMETMARKET.COM, INC.


  Date: August 21, 2000                  By:  /s/ Chanan Steinhart
                                              -------------------------------
                                              Chanan Steinhart, President