Form 10QSB
period 2000-09-30
GOURMETMARKET COM INC/CA
filed 2000-11-17
CIK 1078629

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE PERIOD ENDED: SEPTEMBER 30, 2000

         COMMISSION FILE NUMBER: 000-27391



                             GOURMETMARKET.COM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                               51-0347728
-------------------------------                              -------------------
State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                               Identification No.)


                 155 Fell Street San Francisco, California 94102
          ------------------------------------------------------------
          (Address, including zip code, of principal executive offices)


                                 (415) 255-9400
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

          507 Howard Street, Suite 200, San Francisco, California 94105
          -------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)



Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.

YES  X     NO
    ---      ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 16, 2000, the number of the Company's shares of par value $.001 common stock outstanding was 20,156,271.

                             GOURMETMARKET.COM, INC
                                   FORM 10-QSB
                               SEPTEMBER 30, 2000


                                      INDEX


Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Balance Sheets................................................................3

Statements of Operation.......................................................4

Statements of Stockholders' Equity (Deficit)..................................5

Statements of Cash Flow.......................................................6

Notes to Financial Statements.................................................7


Item 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................9

PART II - OTHER INFORMATION..................................................13

SIGNATURES...................................................................14

                             GOURMETMARKET.COM, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                                            $   59,097
  Accounts receivable, less allowance for doubtful accounts $6,560         25,165
  Prepaid expenses                                                          3,275
  Inventory                                                                46,866
                                                                       ----------

          Total current assets                                            134,403

Property and equipment
  less accumulated depreciation of $17,431                                 61,933

Investments                                                               140,000
Organizational costs, less accumulated amortization of $1,281                 831
License agreements, less accumulated amortization  of $145,191            278,309
                                                                       ----------

                                                                       $  615,476
                                                                       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term debt                                 $1,457,312
  Accounts payable                                                        698,473
  Accrued expenses                                                        166,272
  Accrued stock based compensation                                        290,161
                                                                       ----------

          Total current liabilities                                     2,612,218
                                                                       ----------

Long-term debt less current maturities                                          -
                                                                       ----------
Stockholders' equity (deficit):
  Convertible preferred stock (Series A), par value $.001
    authorized 10,000,000, issued 0                                             -
  Common stock, $.001 par value; authorized
   25,000,000 shares;19,817,021 shares
    issued and outstanding                                                 19,292
  Additional paid-in capital                                            3,542,159
  Retained deficit                                                     (5,545,071)
                                                                       ----------

                                                                       (1,983,620)

Less subscriptions receivable                                             (13,122)
                                                                       ----------

          Total stockholders' equity (deficit)                         (1,996,742)
                                                                       ----------

                                                                       $  615,476
                                                                       ==========

                             See accompanying notes

                             GOURMETMARKET.COM, INC.
                             STATEMENT OF OPERATIONS

                                                     Nine Months     Nine Months     Three Months   Three Months
                                                        Ended           Ended           Ended           Ended
                                                    September 30,   September 30,   September 30,   September 30,
                                                        2000            1999            2000           1999
                                                     (unaudited)     (unaudited)     (unaudited)     (unaudited)
                                                     -----------     -----------    ------------     -----------
Sales                                                $ 1,069,338     $   431,520     $   231,236     $   138,503
Cost of sales                                            815,802         409,012         249,197         104,211
                                                     -----------     -----------     -----------     -----------

Gross profit (loss)                                      253,536          22,508         (17,961)         34,292
                                                     -----------     -----------     -----------     -----------

Selling, general and administrative expenses:
   Payroll and payroll taxes                             681,196         462,449         221,012         221,680
   Stock and option based compensation                  (400,067)        975,527        (427,882)         18,957
   Occupancy & office expenses                            33,362          39,982          11,552          13,734
   Contract services and professional fees               252,343         748,067          44,456         212,823
   Internet servicing expenses                            55,452         129,058          24,998          56,354
   General and administrative expenses                   474,724         201,525          96,513          83,320
   Advertising and promotion                             341,000         233,500         180,825          72,725
   Depreciation and amortization                          10,688           4,532           4,107           2,068
                                                     -----------     -----------     -----------     -----------

                                                       1,448,698       2,794,560         155,581         681,461
                                                     -----------     -----------     -----------     -----------

Income (loss) from operations                         (1,195,162)     (2,772,052)       (173,542)       (647,169)
                                                     -----------     -----------     -----------     -----------

Other income (expenses):
  Interest expense                                       (67,932)        (28,176)        (25,772)        (11,504)
  Loan extension fees                                   (259,788)        (40,000)       (244,225)
  Gain on sale of Travlang.com                           273,400               -               -               -
                                                     -----------     -----------     -----------     -----------


  Total other income (expenses)                          (54,320)        (68,176)       (269,997)        (11,504)
                                                     -----------     -----------     -----------     -----------

Income (loss) before income taxes                     (1,249,482)     (2,840,228)              -        (658,673)


Income tax expense (benefit)                                   -               -               -               -
                                                     -----------     -----------     -----------     -----------

Net loss                                             $(1,249,482)    $(2,840,228)    $  (443,539)    $  (658,673)
                                                     ===========     ===========     ===========     ===========
Net loss per common share:
  Basic:
    Net loss per common share                               (.06)           (.18)           (.02)           (.04)
  Diluted:
    Net loss per common share                               (.06)           (.18)           (.02)           (.04)
Weighted average shares outstanding
   basic and diluted (restated)                       19,366,760      15,790,806      19,685,541      17,457,300
                                                     ===========     ===========     ===========     ===========




                             See accompanying notes

                             GOURMETMARKET.COM, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                      NINE MONTHS ENDED SEPTEMBER 30, 2000


                                      Common       Stock        Additional
                                    Number of       Par          Paid-in        Retained      Subscriptions
                                     Shares        Value         Capital        Earnings       Receivable        Total
                                   ----------     -------      ----------     -----------     -------------   -----------
Balance, January 1, 2000           18,025,920     $17,501      $2,626,898     $(4,295,229)       $(13,122)    $(1,663,952)

Issuance of common stock              300,000         300         299,700                                         300,000

Conversion of notes payable          1068,751       1,069         490,669                                         491,738

Exercise of stock options             275,100         275          86,476                                          86,751

Stock issued for compensation         147,250         147          38,416                                          38,563

Net loss nine months ended
    September 30, 2000                      -           -               -      (1,249,842)              -      (1,249,842)
                                   ----------     -------      ----------     -----------        --------     -----------

Balance, September 30, 2000        19,817,021     $19,292      $3,542,159     $(5,545,071)       $(13,122)    $ 1,996,742
                                   ==========     =======      ==========     ===========        ========     ===========












                             See accompanying notes

                             GOURMETMARKET.COM, INC.
                             STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                             Nine Months       Nine Months
                                                                Ended             Ended
                                                            September 30,     September 30,
                                                                 2000             1999
                                                             (unaudited)       (unaudited)
                                                             ----------        ----------
Cash flows from operating activities:
    Net loss                                                 $(1,249,842)      $(2,840,228)
                                                             -----------       -----------

Adjustments to reconcile net income to net:
  Cash provided by (used for) operating activities
  Depreciation and amortization                                   65,133            79,755
  Non cash compensation net of returned options                 (155,841)          975,527
  Gain on sale of Travlang.com                                  (273,400)
Changes in assets and liabilities:
  Accounts receivable                                             29,225           (42,543)
  Inventory                                                       42,967           (38,253)
  Prepaid expenses                                                (3,275)
  Other assets                                                    20,748
  Accounts payable and accrued expenses                          325,818           290,564
                                                             -----------       -----------

Total adjustments                                                 51,375         1,265,050
                                                             -----------       -----------

Net cash used for operations                                  (1,198,467)       (1,575,178)
                                                             -----------       -----------

Net cash used in investing activities:
  Acquisition of license agreements and other assets                               (20,412)
  Purchase of equipment                                          (20,918)          (55,860)
                                                             -----------       -----------

    Net cash used for investing activities                       (20,918)          (76,272)
                                                             -----------       -----------

Cash flows from (used in )financing activities
  Proceeds from notes payable and advances                       702,312           790,000
  Net proceeds from sale of assets                               146,027
  Payments of long term debt                                                       (39,717)
  Proceeds from issuance of common stock                         301,951           964,129
                                                             -----------       -----------

    Net cash provided by financing activities                  1,150,290         1,714,412
                                                             -----------       -----------

Net increase (decrease) in cash
    and cash equivalents                                         (69,095)           62,962

Cash and cash equivalents, beginning of period                   128,192            41,378
                                                             -----------       -----------

Cash and cash equivalents, end of period                     $    59,097       $   104,340
                                                             ===========       ===========



                             See accompanying notes

                             GOURMETMARKET.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Company

GourmetMarket.com, Inc., (the "Company") is an online culinary marketplace for gourmet and specialty food, wine and cookware. The Company, has developed the technology used in the website, established relationships with leading culinary suppliers, and developed revenue and traffic-building partnerships. The software used in the Company's web site enables the Company to instantly update the web site with new merchandise, unique internet address, special pricing and promotions. The Company's state-of-the art back-office software package can handle thousands of orders per day.

The GourmetMarket.com website delivers not only products, but a lifestyle. By offering superior quality products along with expert information and resources via the Internet, the Company provides customers with easy accessibility to the "good life". The Company intends to expand the range of products and services offered through its web site to encompass other high-end lifestyle products and services.

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

In the opinion of the management of the Company, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of its operations, stockholders' equity and cash flows for the nine month period then ended.

The results of operations for the period ended September 30, 2000, are not necessarily indicative of the results to be expected for the entire year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                             GOURMETMARKET.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 3  INCOME PER SHARE INFORMATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The discussion and analysis set forth below should be read in conjunction with our Financial Statements and the related Notes thereto appearing elsewhere in this quarterly report. The information presented for the nine months ended September 30, 2000 and 1999 was derived from unaudited financial statements which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

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

Going Concern. The Company's viability as a going concern has been dependent since inception upon its ability to raise sufficient working capital from equity and debt financing. The Company experienced a loss from operations in 1999 and had a working capital deficit at December 31, 1999. The Company experienced a loss from operations of $1,195,162 for the nine months ended September 30, 2000, and had a working capital deficit of $2,598,775 at September 30, 2000. See "Liquidity and Capital Resources," below.

Results of Operations

Three Months Ended September 30, 2000, compared to the Three Months Ended September 30, 1999

Net sales for the three months ended September 30, 2000, increased by $92,733 to $231,236 from net Sales of $138,503 for the three months ended September 30, 1999. The increase in sales resulted primarily from the Company's marketing efforts to date which include a combination of different offline and online programs. While the cost and effectiveness of each program varies, our current rate of converting visitors to buyers is between 1% and 1.5%.

Cost of goods sold for the three months ended September 30, 2000, increased by $144,986 to $249,197 from $104,211 for the three months ended September 30, 1999. The increase resulted from the increase in sales and the corresponding decrease in inventory purchases.

Gross profit for the three months ended September 30, 2000, was $(17,961), or (7.7%) of net sales, compared to gross profit of $34,292 or 24.8% of net sales, for the three months ended September 30, 1999. The decrease in gross profit percentage was primarily due to amortization of licence agreements and adjustment of inventory. Selling and Internet expenses increased by $76,744 to $205,823 for the three months ended September 30, 2000, from $129,079 for the three months ended September 30, 1999. The increase in selling expenses resulted from as increase in the marketing and internet site expenses. General and administrative expenses were $96,313 for the three months ended September 30, 2000, compared with $83,370, for the three months ended September 30, 1999. The increase in the general and administrative expenses resulted from an increase in office expense.

The Company's interest expense for the three months ended September 30, 2000, was $25,772 as compared with $11,504, for the three months ended September 30, 1999. The increase in interest expense was primarily due to an increase in loans.


Nine Months Ended September 30, 2000, compared to the Nine Months
Ended September 30, 1999

Net sales for the nine months ended September 30, 2000, increased by $637,818 to $1,069,338 from $431,520 for the nine months ended September 30, 1999. The increase in sales resulted primarily from the Company's marketing efforts to date include a combination of different offline and online programs. While the cost and effectiveness of each program varies, our current rate of converting visitors to buyers is between 1% and 1.5%.

Cost of goods sold for the nine months ended September 30, 2000, increased by $406,790 to $815,802 from $409,790 for the nine months ended September 30, 1999. The increase resulted from the increase in sales and the corresponding decrease in inventory purchases.

Gross profit for the nine months ended September 30, 2000, was $253,536, or 23.7% of net sales, compared to $22,508 or 5.2% of net sales, for the nine months ended September 30, 1999. The increase in gross profit percentage was primarily due to relatively higher gross margins realized due to the increase in sales.

Selling and internet expenses increased by $33,894 to $396,452 for the nine months ended September 30, 2000, from $362,558 for the nine months ended September 30, 1999. This increase in selling expenses resulted from an increase in the marketing and internet site expenses. General and administrative expenses were $474,7241 for the nine months ended September 30, 2000, compared with $201,525 for the nine months ended September 30, 1999. The increase in the general and administrative expenses was due to an increase in the workforce.

The Company's interest expense for the nine months ended September 30, 2000 was $67,932 as compared with $28,176, for the nine months ended September 30, 1999. The increase in interest expense was primarily due to an increase in loans.

For the nine months ended September 30, 2000, the Company had income from the sale of assets of $273,400, and a net reduction of expenses resulting from the cancellation and return of stock options previously issued which totaled $400,067. For the nine months ended September 30, 1999, a one time charge for stock compensation of $950,000 increased the loss for the nine months then ended.

Liquidity and Capital Resources

Our viability as a going concern is dependent upon our ability to raise sufficient working. The Company experienced a loss from operations during the nine months ended September 30, 2000 and 1999, and had a working capital deficiency of approximately $2,598,775, primarily as a result of the current portion of long-term debt. As a result, the Company has faced an on-going liquidity deficit. Working capital may vary from time to time as a result of seasonal inventory requirements and the level of accounts receivable balances. The Company expects to complete a private placement of its convertible preferred shares for $3,000,000 by the end of November 2000, which if completed would provide the Company with sufficient working capital for the entire 2001 fiscal year. However, there is no assurance that such financing will be obtained.

The Company has incurred significant net losses and negative cash flows for operations since its organization in November 1997 as a result of the development of its GourmetMarket business operations. The Company has funded these losses primarily from the issuance of common stock to the Company's founders, loans by related parties, loans by third party lenders and the private placement of the Company's securities to individuals. The Company will be dependent in the foreseeable future on raising capital on a debt or equity basis to meet its operating expenses, as it will in all probability continue to incur substantial losses through calendar year 2000. The Company anticipates that it will be able to continue to obtain working capital through the proceeds of equity or debt financing on a private basis, and also from operating income. The Company competes for capital with a significant number of other internet and technology ventures and more traditional businesses. Accordingly, although the Company has in the past been able to obtain capital to meet its operating losses, there can be no assurance that the Company will be able to continue to meet its operating expenses from its fund-raising activities until such time, if any, as the Company is able to operate at a profit.

In February 2000, iiGroup, Inc., an affiliate of the Company, loaned a total of $250,000 to the Company pursuant to two (2) 8% Convertible Bridge Notes. The Bridge Notes provide that they may be prepaid at any time, but are mandatorily prepayable upon the sale of all of the outstanding shares of the Company, the sale substantially all of the Company's assets, or the closing of financing of at least $5,000,000. The Convertible Notes are convertible into common sock of the Company at the lower of $1.00 per share or 75% of the average closing bid price of the Company's common stock in the five days proceeding the date of conversion. These Bridge Notes mature on December 31, 2000.

In June 2000, iiGroup, Inc., loaned a total of $20,000 to the Company pursuant to 8% Convertible Bridge Note. The Bridge Note provide that they may be prepaid at any time, but are mandatorily prepayable upon the sale of all of the outstanding shares of the Company, the sale substantially all of the Company's assets, or the closing of financing of at least $200,000. The Bridge Notes are convertible into common stock of the Company at the lower of $1.00 per share or 75% of the average closing bid price of the Company's common stock in the five days proceeding the date of conversion. This Bridge Note matures on July 15, 2000.

In May 2000, the Company raised a total of $40,000 from unrelated third parties through the private placement of 8% Convertible Bridge Notes. The Bridge Notes provide that they may be prepaid at any time, but are mandatorily prepayable upon the sale of all of the outstanding shares of the Company, the sale substantially all of the Company's assets, or the closing of financing of at least $5,000,000. The Convertible Notes are convertible into common stock of the Company at the lower of $0.85 per share or 75% of the average closing bid price of the Company's common stock in the five days proceeding the date of conversion. These Bridge Notes mature on December 31, 2000.

In July 2000, the Quartz Capital Group, Inc., a related party, loaned a total of $25,000 to the Company pursuant to an 8% Convertible Bridge Note. The Bridge Note provides that they may be prepaid at any time, but are mandatorily prepayable upon the sale of all of the outstanding shares of the Company, the sale substantially all of the Company's assets, or the closing of financing of at least $2,000,000. The Bridge Note is convertible into common stock of the Company at the lower of $1.00 per share or 75% of the average closing bid price of the Company's common stock in the five days proceeding the date of conversion. This Bridge Note matures on December 31, 2000.

In July 2000, iiGroup, Inc., loaned a total of $100,000 to the Company pursuant to a 10% Convertible Bridge Note. The Bridge Note provides that it may be prepaid at any time, but is mandatorily prepayable upon the sale of all of the outstanding shares of the Company, the sale substantially all of the Company's assets, or the closing of financing of at least $3,000,000. The Bridge Note is convertible into common stock of the Company at the lower of $0.625 per share or 50% of the average closing bid price of the Company's common stock in the five days proceeding the date of conversion. This Bridge Note matures on June 30, 2001.

During the quarter ended September 30, 2000, iiGroup, Inc., loaned an additional $96,000 to the Company pursuant to several 8% Convertible Bridge Notes. The Bridge Notes provide that they may be prepaid at any time, but are mandatorily prepayable upon the sale of all of the outstanding shares of the Company, the sale substantially all of the Company's assets, or the closing of financing of at least $2,000,000. The Bridge Notes are convertible into common sock of the Company at the lower of $0.85 per share or 75% of the average closing bid price of the Company's common stock in the five days proceeding the date of conversion. Simultaneously with the execution of these notes the Company agreed to issue 320,000 shares of the Company's common stock issued to iiGroup, Inc., which resulted in a charge to expense of $244,225 for the quarter ended September 30, 2000. These Bridge Notes mature on June 30, 2001.

In August 2000, the Quartz Capital Group, Inc., loaned an additional $56,000 to the Company pursuant to an 8% Convertible Bridge Note. The Bridge Note provides that it may be prepaid at any time, but are mandatorily prepayable upon the sale of all of the outstanding shares of the Company, the sale substantially all of the Company's assets, or the closing of financing of at least $2,000,000. The Bridge Note is convertible into common stock of the Company at the lower of $.85 per share or 75% of the average closing bid price of the Company's common stock in the five days proceeding the date of conversion. This Bridge Note matures on August 28, 2001.

On September 26, 2000 Rundell, Coursey & Co., loaned $75,000 to the Company pursuant to a 7% Convertible Bridge Note. The Bridge Note provides that they may be prepaid at any time, but is mandatorily prepayable upon the sale of all of the outstanding shares of the Company, the sale substantially all of the Company's assets, or the closing of financing of at least $1,000,000. The Bridge
Note is convertible into common stock of the Company at the lower of $.50 per share or 75% of the average closing bid price of the Company's common stock in the five days proceeding the date of conversion. In conjunction with this loan the Company has agreed to issue warrants to purchase 15,000 shares of its common stock at $.01 per share. This Bridge Note matures on December 26, 2000

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

On June 29,2000, the Company was sued by Mackenzie Shea, Inc. a California corporation, in San Francisco, California Superior Court. The suit alleges that the Company and other parties breached a settlement agreement entered into between the Company and the plaintiff on April 6, 2000. The settlement agreement provided that the Company would pay $17,500 to the plaintiff, none of which, the complaint alleges has been paid. The Company believes that it will be able to settle the complaint on terms which will not have a material adverse effect on the Company.

Item 2.  Changes in Securities.

During the fiscal quarter ending on September 30, 2000, the Company issued a series of Convertible Bridge Notes in the total amount of $256,000, which are described more fully in Part I, Item 2, under "Liquidity and Capital Resources." In conjunction therewith the Company also issued 339,250 shares of Common Stock to the holders of these Bridge Notes during the fiscal quarter ending September 30, 2000. In addition, 195,100 options were exercised by employees during the same period.

3.       Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security-Holders.

None

Item 5.  Other Information.




Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:



(b)      Reports on Form 8-K

None.

                                    SIGNATURE

In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

                                        GOURMETMARKET.COM, INC.


Date: November 14, 2000

                                        By: /s/ C. Lawrence Rutstein
                                            ------------------------------------
                                            C. Lawrence Rutstein, CEO