Form 10KSB
period 2000-12-31
GOURMETMARKET COM INC/CA
filed 2001-04-17
CIK 1078629

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

         7000 W. Palmetto Park Road Suite 501, Boca Raton, Florida 33433
         --------------------------------------------------------------
                    (Address of Principal Executive Offices)

Registrant's Telephone Number:  (561) 620-9202

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value.

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

State Registrant's revenues for its most recent fiscal year: $1,478,463

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 31, 2001: $536,820.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the Registrant's sole class of Common Stock as of March 31, 2001 was 20,156,271.

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

The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the business of GourmetMarket.com, Inc. (the "Company") which involve judgments with respect to, among other things, future economic and competitive conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, actual results may differ materially from those set forth in the forward-looking statements. In light of the significant uncertainties inherent in the should not be regarded as any representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                             GOURMETMARKET.COM, INC.
                              Report on Form 10-KSB
                   For the Fiscal year Ended December 31, 2000

                                TABLE OF CONTENTS


                                     Part I

Item 1.  Description of Business ........................................    4

Item 2.  Description of Property ........................................    5

Item 3.  Legal Proceedings ..............................................    5

Item 4.  Submission of Matters to Vote of Security Holders ..............    5

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters .......    6

Item 6.  Management's Discussion and Analysis or Plan of Operation ......    7

Item 7.  Financial Statements ...........................................    9

Item 8.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure .....................   10

Item 9.  Directors and Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act ..........   10

Item 10. Executive Compensation .........................................   12

Item 11. Security Ownership of Certain Beneficial Owners and Management .   13

Item 12. Certain Relationships and Related Transactions .................   14

Item 13. Exhibits, List and Reports on Form 8-K .........................   16

Signatures ..............................................................   17

Financial Statements ....................................................   F-1 - F-17

                                     PART I

Item 1.  Description of Business

Background

The Company is a Delaware corporation organized in April 1993 under the name Sterling Partners, Inc. Upon its organization, the Company engaged in the business of acquiring tax lien certificates of redemption from various county governments located in Maryland. In May 1996 the Company acquired Sterling Real Estate Company, a Delaware corporation, which owned a commercial property in Cecil County, Maryland. The property was subsequently sold and, in October 1998, Sterling Global, Ltd.was spun off to the Company's shareholders.

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

The Company has owned and operated GourmetMarket.com, an online culinary marketplace for gourmet and specialty food, wine and cookware. The GourmetMarket.com site was in full operation from September 1998 to January 15, 2001, when the Company ceased all operations of the site.

In February 1999 the Company acquired Travlang.com, an Internet travel-related service company. On January 14, 2000, the Company sold its Travlang.com assets to iiGroup, Inc., a related party, for consideration of 250,000 common shares of iiGroup, Inc., $146,000 in cash, and the assumption of $104,000 of Travlang.com liabilities.

The Company's office is located at 7000 W. Palmetto Park Road, Suite 501, Boca Raton, Florida, 33433. Its telephone number is 561-620-9202.

Business

The Company currently operates no active business. It is working on settling its trades debts, and converting its long term creditors to equity. In addition, pursuant to a Transfer Agreement dated March 23, 2001 among the Company, Gourmet Productions, Inc., d/b/a VirtualGourmet.com, and Rundell Coursey Company, the Company transferred its domain name, brand name and all technology used in the operation of the GourmetMarket.com website, in exchange for cancellation of $100,000 of matured notes, 20% of Gourmet Productions outstanding stock, and a percentage of VirtualGourmet.com's gross retail sales up to $125,000 in royalties. The Company also issued 20,000 shares of its stock to Gourmet Productions. In addition, management is exploring other opportunities for the Company assuming the informal workout with creditors is completed successfully. There is no assurance that even if management is successful in working out the debts of the Company, that it will be successful in locating alternative opportunities.

Employees

The Company has no full time employees.

Item 2.  Description of Property

The Company subleases an office at 7000 W. Palmetto Park Road, Suite 501, Boca Raton, Florida 33433.

Item 3.  Legal Proceedings

The Company is not a party to any legal proceeding other than threatened legal action with respect to collection of accounts payable.

Item 4.  Submission of Matters to Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of calendar year 2000.

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol WINE.

The following bid quotations have been reported for the period beginning January 1, 2000, and ending December 31, 2000.

                                                         Bid Prices
         Period                                     High               Low
         ------                                     ----               ---
Quarter Ended March 31, 2000                       1.5625             1.125
Quarter Ended June 30, 2000                        1.5                0.9375
Quarter Ended September 30, 2000                   1.4375             0.4375
Quarter Ended December 31, 2000                    0.6094             0.0938


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

As of April 10, 2001, there were 114 holders of record of the Company's common stock. Certain of the shares of common stock are held in "street" name and may, therefore, be held by several beneficial owners.

As of April 10, 2001, there were 20,156,271 shares of Common Stock issued. Of those shares 17,496,270 shares are "restricted" securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering.

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

See Item 6 Liquidity and Capital Resources for a description of the financing transactions for fiscal year 2000.


Item 6.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this report.

Results of Operations

The Company had sales from discontinuing operations of $1,478,463 in the year ended December 31, 2000 compared to sales of $880,464 in the year ended December 31, 1999. The Company had a gross profit from discontinuing operations of $318,044 in the year ended December 31, 2000, compared to a gross profit of $69,873 in the year ended December 31, 1999. The Company had a loss from discontinuing operations of $1,505,965 in the year ended December 31, 2000 compared to an operating loss from discontinuing operations of $2,382,220 in the comparable 1999 period. The Company had a net loss of $1,988,676 in calendar year 2000 compared to a net loss of $3,760,710 in 1999. Although the Company increased its sales and increased its gross profits during fiscal year 2000, other factors which affected the decrease in net loss was a surrender of stock options during 2000. Even with these results, the Company was unable to raise the necessary funding to continue its operations.

Liquidity and Capital Resources

The Company had total current assets of $96,003 at December 31,2000 compared to total current assets of $128,192 (restated) at December 31, 1999. Total assets increased from $203,106 at December 31, 1999 to $237,335 at December 31, 2000. The Company's current liabilities increased to $2,533,715 at December 31,2000 from $1,392,058 (restated) at December 31,1999, primarily as a result of maturing long-term debt and an increase in accounts payable and accrued expenses. The Company used net cash for operations of $1,274,658 during 2000 compared to $1,729,893 for calendar year 1999, as a result of decreased operating losses from the Company's business operations.

In February 2000, iiGroup, Inc., an affiliate of the Company, loaned a total of $250,000 to the Company pursuant to two 8% Convertible Bridge Notes. The Bridge Notes provide that they may be prepaid at any time, but are mandatorily prepayable upon the sale of all of the outstanding shares of the Company, the sale of substantially all of the Company's assets, or the closing of financing of at least $5,000,000. The Convertible Notes are convertible into common stock of the Company at the lower of $1.00 per share or 75% of the average closing bid price of the Company's common stock in the five days preceding the date of conversion. These Bridge notes matured on December 31,2000.

In June 2000, iiGroup, Inc., loaned a total of $20,000 to the Company pursuant to an 8% Convertible Bridge note. The Bridge Note provides that they may be prepaid at any time, but are mandatorily prepayable upon the sale of all of the outstanding shares of the Company, the sale of substantially all of the Company's assets, or the closing of financing of at least $200,000. The Bridge Notes are convertible into common stock of the Company at the lower of $1.00 per share or 75% of the average closing bid price of the Company's common stock in the five days preceding the date of conversion. This Bridge Note matured on July 15, 2000.

In May 2000, the Company raised a total of $40,000 from unrelated third parties through the private placement of 8% Convertible Bridge Notes. The Bridge Notes provide that they may be prepaid at any time, but are mandatorily prepayable upon the sale of all of the outstanding shares of the Company, the sale of substantially all of the Company's assets, or the closing of financing of at least $5,000,000. The Convertible Notes are convertible into common stock of the Company at the lower of $0.85 per share or 75% of the average closing bid price of the Company's common stock in the five days preceding the date of conversion. These Bridge Notes matured on December 31, 2000.

In July 2000, the Quartz Capital Group, Inc., a related party, loaned a total of $25,000 to the Company pursuant to an 8% Convertible Bridge Note. The Bridge Notes provides that they may be prepaid at any time, but are mandatorily prepayable upon the sale of all of the outstanding shares of the Company, the sale of substantially all of the Company's assets, or the closing of financing of at least $2,000,000. The Bridge Note is convertible into common stock of the Company at the lower of $1.00 per share or 75% of the average closing bid price of the Company's common stock in the five days preceding the date of conversion. This Bridge Note matured on December 31, 2000. It has subsequently been forgiven by Quartz Capital Group, Inc., and is no longer due and owing.

In July 2000, iiGroup, Inc., loaned a total of $100,000 to the Company pursuant to a 10% Convertible Bridge note. The Bridge Note provides that it may be prepaid at any time, but is mandatorily prepayable upon the sale of all of the outstanding shares of the Company, the sale of substantially all of the Company's assets, or the closing of financing of at lest $3,000,000. The Bridge
Note is convertible into common stock of the Company at the lower of $0.625 per share or 50% of the average closing bid price of the Company's common stock in the five days preceding the date of conversion. This Bridge Note matures on June 30, 2001.

During the quarter ended September 30, 2000, iiGroup, Inc., loaned an additional $96,000 to the Company pursuant to several 8% Convertible Bridge Notes. The Bridge Notes provide that they may be prepaid at any time, but are mandatorily prepayable upon the sale of all of the outstanding shares of the Company, the sale of substantially all of the Company's assets, or the closing of financing of at least $2,000,000. The Bridge Notes are convertible into common stock of the Company at the lower of $0.85 per share or 75% of the average closing bid price of the Company's common stock in the five days preceding the date of conversion. Simultaneously with the execution of these notes the Company agreed to issue 320,000 shares of the Company's common stock issued to iiGroup, Inc. These Bridge Notes mature on June 30, 2001.

On October 10, 2000, iiGroup, Inc., loaned an additional $25,000 to the Company pursuant to an 8% Convertible Bridge Note. The Bridge Note provides that they may be prepaid at any time, but are mandatorily prepayable upon the sale of al of the outstanding shares of the Company, the sale of substantially all of the Company's assets, or the closing of financing of at least $2,000,000. The Bridge
Note is convertible into common stock of the Company at the lower of $0.85 per share or 75% of the average closing bid price of the Company's common stock in the five days preceding the date of conversion. Simultaneously with the execution of these notes the Company agreed to issue 5,000 shares of the Company's common stock to iiGroup, Inc. This Bridge Note matured on December 31, 2000.

In August 2000, Quartz Capital Group, Inc., loaned an additional $56,000 to the Company pursuant to an 8% Convertible Bridge Note. The Bridge Note provides that it may be prepaid at any time, but is mandatorily prepayable upon the sale of all of the outstanding shares of the Company, the sale of substantially all of the Company's assets, or the closing of financing of at least $2,000,000. The Bridge Note is convertible into common stock of the Company at the lower of $0.85 per share or 75% of the average closing bid price of the Company's common stock in the five days preceding the date of conversion. This Bridge Note matures on August 28, 2001.

On September 26, 2000, Rundell, Coursey & Co. loaned $75,000 to the Company pursuant to a 7% Convertible Bridge Note. The Bridge Note provides that it may be prepaid at any time, but is mandatorily prepayable upon the sale of all of the outstanding shares of the Company, the sale of substantially all of the Company's assets, or the closing of financing of at lest $1,000,000. The Bridge
Note is convertible into common stock of the Company at the lower of $0.50 per share or 75% of the average closing bid price of the Company's common stock in the five days preceding the date of conversion. In conjunction with this loan the Company agreed to issue warrants to purchase 15,000 shares of its common stock at $.01 per share. This Bridge Note matured on December 26, 2000. As part of a Transfer Agreement with Rundell, Coursey and Company and Virtual Gourmet, more fully described under "Business", these notes have been returned and marked fully paid.

On October 31, 2000, an individual loaned the Company $100,000 pursuant to a non-interest bearing Bridge Note, due and payable on November 20, 2000. The Bridge Note was collateralized by 250,000 shares of iiGroup, Inc. common stock owned by the Company. Upon default of the Bridge Note the shares were transferred to the lender in full satisfaction of the Bridge Note.

Management is currently negotiating with iiGroup, Inc. to convert all remaining outstanding Bridge Notes into equity in the Company.

In calendar year 2000, the Company borrowed $815,859 to meet ongoing operating expenses. The Company also realized proceeds from the issuance of common stock of $301,951 in 2000 compared to $964,129 in calendar year 1999.

The Company has incurred significant net losses and negative cash flows for operations since November 1997 as a result of the development of its GourmetMarket business operations. The Company has funded these losses primarily from the issuance of common stock to the Company's founders, loans by related parties, loans by third party lenders and the private placement of the Company's securities to individuals. The Company was unsuccessful in raising significant additional capital or debt financing in the fourth quarter of 2000 to continue its operations. The Company is currently exploring business opportunities unrelated to the previous GourmetMarket business. There is no assurance that management will be successful in identifying such opportunities, raising sufficient capital to pursue them, or be able to complete any transactions. Management is currently attempting to work out arrangements with its trade creditors in order to avoid the possibility of a bankruptcy proceeding.

Item 7. Financial Statements

See the Index to Financial Statements on page F-1 of this Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

By agreement effective August 22, 2000 among iiGroup, Inc., the Company, and Chanan Steinhart, who was President at the time, Steinhart agreed to elect to the Company's Board of Directors C. Lawrence Rutstein and Bruce Hausman, who are nominees of iiGroup. Pursuant to the agreement, the Company agreed, and Mr. Steinhart agreed, to use his best efforts to prevent certain actions by the Company without the prior written consent of iiGroup. These actions include the issuance of any stock or rights to purchase stock, change in compensation or benefits of any employee, any commitment for additional financing of the Company, any amendment of the Company's by-laws or articles of incorporation, certain material contracts, and payments to any creditor or supplier. The Company also agreed to move its accounting functions to iiGroup's headquarters in Boca Raton, Florida.

Chanan Steinhart resigned as President of the Company effective August 23, 2000, and the Board of Directors named Roy Faerber as President. Mr. Steinhart resigned from the Board of Directors of the Company in September 2000. Mr. Faerber resigned in January 2001 when operations ceased.

The following sets forth the names and ages of the Company's officers and directors. The directors of the Company are elected annually by the shareholders, and the officers are appointed annually by the board of directors.

Name                                 Age              Position
----                                 ---              --------
C. Lawrence Rutstein                 56               Chairman of the Board
Bruce Hausman                        71               Director

C. Lawrence Rutstein, Chairman. Mr. Rutstein is a graduate of Harvard Law School, and has spent the last 12 years in a number of public and private ventures. In 1989 he took a national distributor of fasteners public, and served as its CEO until 1991. He formed an investment partnership for the purchase of an AA minor league baseball team and served as its executive vice president during 1992-1993. He independently arranged for the financing of the management buyout of a major Philadelphia and New York financial printer, served on its Board of Directors, and consulted with the company regarding its corporate strategy. He was the creator of CapQuest Partners, Inc., a merchant-banking firm that invested in two computer software companies during 1995-1997. He also served as CEO of Regenesis Holdings, Inc. from 1997-1998, a one-time Nasdaq SmallCap listed healthcare company, in an effort to find new directions for that company. He is currently Vice Chairman of iiGroup, Inc., a related party, and he has served on the Board of Directors of several other public companies during the last five years.

Bruce Hausman, Director, received his B.A. in Economics from Brown University in 1951, his Master of Science from Columbia University School of Business in 1952, and his J.D. from New York Law School in 1979. He served as Principal Executive Officer for Belding Heminway Company, Inc., a textile manufacturer and distributor from May 1992 to July 1993. From 1988 to 1992 he was Senior Vice President of Belding Heminway. Previously, he was a director of Plastigone

Technologies, Inc., a biodegradable plastics manufacturing company from 1992 to 1997, and was a director of Circa Pharmaceuticals from 1990 to 1995. Hausman serves as an honorary trustee of Beth Israel Medical Center in New York, and an honorary trustee of the Schnurmacher Nursing Home, a division of Beth Israel Medical Center, and was formerly chairman of its quality assurance committee. He is presently on the Board of Directors of iiGroup, Inc., a related party.

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

Item 10. Executive Compensation

The following tables and notes present for the three years ended December 31, 2000, the compensation paid by the Company to the Company's chief executive officer. No executive officer received compensation of at least $100,000 in 1998, 1999 or 2000.

                           Summary Compensation Table

---------------------------------------------------------------------------------------------------------------------
                                    Long Term
                                                    Compensation Awards
---------------------------------------------------------------------------------------------------------------------
Name and Principal Position   Year    Salary ($)2   Restricted Stock     Securities Underlying   All Other
1                                                   Award(s)($)          Options/SARs(#)         Compensation ($)
---------------------------------------------------------------------------------------------------------------------
Chanan Steinhart,President,   2000    $  95,441           ---                  ---                   ---
Treasurer and a Director      1999    $ 137,500           ---                  ---                   ---
                              1998    $  27,000           ---                  ---                   ---
---------------------------------------------------------------------------------------------------------------------

------------------------

(1) Includes information with respect to GourmetMarket.com, a California corporation merged into the Company in January 1999. No compensation was paid to any officer or director of the Company (then known as Sterling Partners, Inc.) during calendar years 1997, 1998 and 1999.

(2) Paid through Arome Publishing, USA, Inc., an affiliate of Mr. Steinhart to which the Company pays Mr. Steinhart's salary pursuant to his employment agreement with the Company.

On January 22, 1999, the Company entered into an employment agreement with Chanan Steinhart effective as of the date of the merger between the Company and GourmetMarket pursuant to which Mr. Steinhart was employed as the Company's President and Chief Executive Officer. Effective August 23, 2000 Mr. Steinhart resigned as President of the Company. The agreement provided for base compensation to Mr. Steinhart of $150,000 per year and for a ten year non-statutory stock option to purchase 900,000 shares of the Company's common stock at an exercise price of $1.00, subject to vesting in accordance with criteria to be designated by the Company's Board of Directors. The salary payable to Mr. Steinhart was subject to an agreement by MCG to purchase from Mr. Steinhart common stock of the Company owned by him at a price of $1.00 per share to the extent necessary to provide him with cash compensation of $150,000 in the first year of his employment.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information with respect to the anticipated beneficial ownership of the Common Stock by (i) each of the directors of the Company, (ii) each person known by the Company to be the beneficial owner of five percent or more of the outstanding Common Stock, and (iii) all executive officers and directors as a group, as of April 10, 2001. Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares.


Name and Address of                Number of Shares               Percentage
Beneficial Owner                   of Beneficially Owned      Ownership of Class
-------------------                ---------------------      ------------------
Chanan Steinhart(3)                       3,013,200                 14.95%
647 Maybell Avenue
Palo Alto, CA 94306

C. Lawrence Rutstein (1) (2)              5,581,500                 27.69%
7000 W. Palmetto Park Road
Suite 501
Boca Raton, Florida 33433

MCG Partners, Inc.(1) (2)                 5,581,500                 27.69%
7000 W. Palmetto Park Rd
Suite 501
Boca Raton, FL 33433

Gideon Shalom-Ben Dor (4)                 1,215,000                  6.03%
21C Yegia Kapayim St Kiryat-Arie
Petach-Tikva, 49130 Israel

Yishai Steinhart (4)                      1,215,000                  6.03%
21C Yegia Kapayim St Kiryat-Arie
Petach-Tikva, 49130 Israel

Gideon Stein (4)                          1,215,000                  6.03%
21C Yegia Kapayim St Kiryat-Arie
Petach-Tikva, 49130 Israel

Janis Johnson                             1,175,800                  5.83%
360 Turtle Creek Blvd. #4
Dallas, Texas 75219

Bruce Hausman(1)                              5,000                  0.02%
4642 Bocaire Blvd
Boca Raton, FL 33487

All Executive Officers
and Directors as a group
(2 persons)                               4,422,600                 23.16%

----------------------
(1)      Director.

(2) Pursuant to Securities and Exchange Commission Rule 13d-3, C. Lawrence Rutstein, Chairman of the Board, and Neil Swartz, both of whom are principal shareholders of MCG Partners, Inc. ("MCG"), may each be deemed the beneficial owner of the shares of common stock held by MCG. Includes 901,500 shares issued to iiGroup, Inc., of which Messrs. Rutstein and Swartz may be deemed beneficial owners.

(3) Includes 1,944,000 shares of which Mr. Steinhart is the record owner. Mr. Steinhart was President, CEO and a Director of the Company until August 15, 2000, when he resigned from all positions.

(4) Messrs. Shalom Ben Dor, Yishai Steinhart and Gideon Stein are shareholders, officers and directors of I-Labs, which is one of the founders of GourmetMarket. Yishai Steinhart is the brother of Chanan Steinhart.


Item 12. Certain Relationships and Related Transactions

The following discussion includes certain transactions by both the Company and GourmetMarket prior to their merger on January 29, 1999, and by the Company after that date.

GourmetMarket was formed in November 1997 by Chanan Steinhart, Arome, Ltd., and Janis Johnson. Chanan Steinhart is a principal shareholder, officer and director of Arome, Ltd. The founders of GourmetMarket had an oral agreement to provide capital, technology, content and services as they deemed necessary on a start-up basis. In consideration of their organizing GourmetMarket and their agreement to provide capital, services, technology and content, GourmetMarket issued shares of its common stock to each of its three founders. Prior to the merger of GourmetMarket into the Company, GourmetMarket had 763,500 shares of its common stock outstanding as follows: Chanan Steinhart and Arome, 123,500 shares; Janis Johnson, 140,000 shares; and i-Labs, 500,000 shares. i-Labs is controlled by Gideon Shalom-Ben Dor, a Director of the Company, and Yishai Steinhart, a brother of Chanan Steinhart, the Company's former President. These shares were each exchanged for 9.72 shares of common stock of the Company pursuant to the merger.

On September 25, 1998, Arome Publishing U.S., Inc., a subsidiary of Arome, Ltd., entered into an assignment and transfer agreement with GourmetMarket. Pursuant to that agreement, Arome, Ltd., assigned to GourmetMarket its copyright interest in certain wine programming content and contracts, including an agreement with Anthony Diaz Blue. As partial consideration for the assignment, GourmetMarket delivered to Arome, Ltd., its 7.5% promissory note in the amount of $300,000 payable from 10% of the proceeds of any financing in an amount greater than $1,500,000 completed after January 29,1999. The note is secured by certain intellectual and tangible personal property of the Company.

At December 31, 1998, GourmetMarket had issued options for the purchase of 236,500 shares of its common stock at an exercise price of $.01 per share. Of this total, 185,667 options were vested but had not been exercised, Pursuant to the merger agreement between the Company and GourmetMarket, options for the purchase of GourmetMarket common stock were exchanged for options to purchase 2,298,780 shares of the common stock of the Company. Among those persons whose options were exchanged were Mr. Steinhart, who held options to purchase 729,000 shares of the Company's common stock; Josh Dickman, who at the time of the completion of the merger was an officer of the Company and who held options to purchase 48,600 shares of the Company's common stock; and Eric Ott, who was a director of the Company at the time of the merger and who held options to purchase 388,800 shares of the Company's common stock.

In January 1999, MCG Partners, Inc., a newly organized business consulting firm ("MCG"), agreed with GourmetMarket and the Company that MCG would assume certain obligations of Marblehead Capital Group, Inc., a firm which had provided guidance to the Company in connection with their proposed merger. Pursuant to that agreement, the Company issued MCG 100,000 shares of the Company's preferred stock in payment of the par value thereof and, upon the completion of the merger on January 29,1999, paid MCG a $100,000 merger completion fee. MCG; consequently converted all of its shares of preferred stock into 6,030,000 shares of common stock. At the time of the merger, the Company entered into a consulting agreement with MCG pursuant to which it appointed MCG its exclusive agent through December 1, 2004 to provide financial advisory services to the Company. As compensation for its services, MCG was paid a monthly fee of $6,000 and will be entitled to receive a fee of 5% of the fair market value of any merger or acquisition arranged for the Company through MCG, together with a fee of ten percent (10%)o f any debt financing arranged through MCG.

On February 1, 1999, the Company entered into a technical support agreement with i-Labs expiring January 1, 2000, pursuant to which i-Labs agreed to provide support and maintenance of the Company's software in consideration of a monthly fee of $10,000.

On February 1, 1999, the Company entered into an agreement with Rainmaker Capital, LLC ("Rainmaker"), a company owned by Eric Ott, who was then a director of the Company, pursuant to which Rainmaker agreed to provide investment banking services to the Company in consideration of a retainer of $5,000 per month for a period of twelve months ending February 1, 2000. Under the agreement Rainmaker was entitled to a fee of five percent (5%) of proceeds of any debt or equity financing, or merger or acquisition, for which it is responsible. Also on or about February 1, 1999, the Company paid Rainmaker an advisory fee of $50,000 for its advice to GourmetMarket in connection with the merger.

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

In February 1999 the Company acquired Travlang.com, an Internet travel-related service company. On January 14, 2000, the Company subsequently sold its Travlang.com assets to iiGroup, Inc., a related party, for consideration of 250,000 common shares of iiGroup, Inc., $146,000 in cash, and the assumption of $104,000 of Travlang.com liabilities.

See Item 6 for a description of financing transactions with affiliate parties and Item 9 for a description of agreement relating to the management of the Company.

                                    PART III

Item 13. Exhibits, List and Reports on Form 8-K


(a) Exhibits

Exhibit No.    Description
-----------    -----------

2.1               Merger Agreement dated January 29, 1999*
3.1               Articles of Incorporation, as amended*
3.2               By-Laws*
4.1               Form of common stock certificate*
10.1              1999 Stock Plan*
10.2 Agreement dated February 1, 1999, between Rainmaker Capital and GourmetMarket.com, Inc.*
10.3              Technical Support Agreement, dated February 1, 1999, between
                   i-Labs, Ltd., and GourmetMarket.com, Inc.*
10.4 Letter Agreement, dated February 15, 1999, between Richmond House Marketing and Promotions and GourmetMarket.com, Inc.*
10.5 Consulting Agreement, as amended, dated as of January 29, 1999, between GourmetMarket.com, Inc., and MCG Partners, Inc.*
10.6 Agreement, dated April 29, 1999, between At Home Corporation and GourmetMarket.com, Inc.*
10.7 Shopping Channel Promotional Agreement, dated May 6, 1999, between America Online, Inc., and GourmetMarket.com, Inc.*
10.8              Employment Agreement with Chanan Steinhart dated January 22,
                  1999*
10.9 Assignment and Transfer Agreement dated September 25, 1998, between Arome Publishing U.S., Inc., and GourmetMarket.com*
10.10 Development and License Agreement, dated March 31, 1997, between i-Labs, Ltd., and Chanan Steinhart*
10.11 Assignment Agreement, dated November 6, 1997, between GourmetMarket.com, and Chanan Steinhart*
10.12 Stock Purchase and Assignment Agreement, dated September 25,1998, between GourmetMarket.com and Arome Publishing U.S., Inc.*
10.13 Transfer Agreement among the Company, Rundell Coursey Company and Gourmet Productions, Inc.
10.14 First Amendment to Transfer Agreement among the Company, Rundell Coursey Company and Gourmet Productions, Inc.

* Filed previously

(b) Form 8-K

The Company filed no reports on SEC Form 8-K for the quarter ended December 31, 1999.

                                    SIGNATURE


           In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.


                                            GOURMETMARKET.COM, INC.

Date: April  16, 2001
                                            By:   /s/ C. Lawrence Rutstein
                                            -------------------------------
                                            C. Lawrence Rutstein, Chairman

                          INDEX TO FINANCIAL STATEMENTS



GOURMETMARKET.COM, INC.

Report of Independent Certified Public Accountants                        F-2

Balance Sheets - December 31, 2000 and 1999                               F-3

Statement of Operations - Years ended                                     F-4
    December 31, 2000 and 1999

Statement of Stockholders' (Deficit)-
    Years ended December 31, 2000 and 1999                                F-5

Statement of Cash Flows - Years ended December 31, 2000 and 1999          F-6

Notes to financial statements                                             F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and
Board of Directors
GourmetMarket.Com, Inc.


We have audited the accompanying balance sheets of GourmetMarket.com, Inc. as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GourmetMarket.com, Inc. as of December 31, 2000 and 1999 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that GourmetMarket.com, Inc. will continue as a going concern. As discussed in notes 1, 2 and 4 to the financial statements, on January 15, 2001 the Company ceased its internet sales operations, and terminated substantially all its employees. The Company has suffered recurring losses from operations, and has working capital and total stockholders' deficiencies at December 31, 2000. Furthermore, at December 31, 2000 the Company could not demonstrate that it had sufficient liquidity to meet its routine operating costs for the next year. These circumstances raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are described in note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            /s/ Margolies, Fink and Wichrowski

March 31, 2001
Pompano Beach, Florida
                                       F-2

                             GOURMETMARKET.COM, INC.
                                  BALANCE SHEET


ASSETS
                                                            December 31    December 31
                                                                2000          1999
                                                            -----------    -----------
Current assets:
  Cash and cash equivalents (Note 1)                        $    96,003    $   128,192
                                                            -----------    -----------

          Total current assets                                   96,003        128,192

Investments (See Notes 5 & 7)                                   140,000
Net assets to be disposed - Travlang                             52,999
Other assets                                                      1,332         21,915
                                                            -----------    -----------

                                                            $   237,335    $   203,106
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term debt                      $ 1,611,172    $   755,000
  Accounts payable and accrued expenses (Note 6)                292,109        558,790
  Net liabilities to be disposed (Note 2)                       630,434         78,268
                                                            -----------    -----------

          Total current liabilities                           2,533,715      1,392,058
                                                            -----------    -----------

Long-term debt less current maturities                               --        475,000
                                                            -----------    -----------

Stockholders'deficit:
  Convertible preferred stock (Series A), par value $.001
    authorized 10,000,000, issued 0                                  --             --
  Common stock, $.001 par value; authorized
   100,000,000 shares; 20,156,271 and 18,025,920 shares
    issued and outstanding at December 31, 2000 and
    1998, respectively                                           19,631         17,501
  Additional paid-in capital                                  3,981,016      2,626,898
  Retained deficit                                           (6,283,905)    (4,295,229)
                                                            -----------    -----------

                                                             (2,283,258)    (1,650,830)

Less subscriptions receivable                                   (13,122)       (13,122)
                                                            -----------    -----------

          Total stockholders' deficit                        (2,296,380)    (1,663,952)
                                                            -----------    -----------

                                                            $   237,335    $   203,106
                                                            ===========    ===========

                          The accompanying notes are an
                   integral part of these financial statements

                             GOURMETMARKET.COM, INC.
                             STATEMENT OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                            2000           1999
                                                        ------------    ------------
Selling, general and administrative expenses:
   Stock and option based                                         --         950,000
compensation
   Contract services and professional fees                   126,386         218,448
   General and administrative expenses                       126,470           8,462
                                                        ------------    ------------

(Loss) from continuing operations                           (252,856)     (1,176,910)
                                                        ------------    ------------

Other income (expenses):
  Stock based loan fees                                     (408,230)             --
  Gain on sale of Travlang                                   273,400              --
  Interest income                                              2,615              --
  Interest expense                                           (97,640)       (107,969)
                                                        ------------    ------------

  Total other income (expenses)                             (229,855)       (107,969)
                                                        ------------    ------------

Loss before discontinued and discontinuing operations       (482,711)     (1,284,879)
                                                        ------------    ------------

Discontinued operations:
  Loss from discontinued operations - Travlang               (93,611)
  Loss from discontinuing operations  - (Note 2)          (1,505,965)     (2,382,220)
                                                        ------------    ------------

                                                          (1,505,965)     (2,475,831)
                                                        ------------    ------------

Income (loss) before income taxes                         (1,988,676)     (3,760,710)

Income tax expense (benefit)
                                                        ------------    ------------

Net loss                                                $ (1,988,676)   $ (3,760,710)
                                                        ============    ============

Net loss per common share:
  Basic and diluted:
    Loss before discontinued operations                 $       (.02)   $       (.08)
                                                        ============    ============


    Discontinued operations                             $       (.08)   $       (.15)
                                                        ============    ============


    Net loss per common share                           $       (.10)   $       (.23)
                                                        ============    ============


Weighted average shares outstanding
   basic and diluted                                      19,518,795      16,338,768
                                                        ============    ============


                          The accompanying notes are an
                   integral part of these financial statements

                             GOURMETMARKET.COM, INC.
                        STATEMENT OF STOCKHOLDERS EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                 Common Stock          Additional
                                              Number of       Par        Paid-in      Subscriptions     Retained
                                               Shares        Value       Capital       Receivable       (deficit)           Total
                                            -----------     ------      ---------       --------       ----------         ---------

Balance, December 31, 1998                  $   763,500    $   764     $  614,884      $              $  (534,519)      $    81,129

Shares held by former Sterling
  Partners, Inc. shareholders                 8,230,000      7,705        945,424                                           953,129

Issuance of additional shares
  Pursuant to merger agreement                6,657,720      6,658         (6,658)                                              --

Proceeds of private placement                 1,000,000      1,000        999,000                                        1,000,000
  of stock

Acquisition of Travlang                          62,500         62         62,438                                           62,500

Exercise of incentive stock options           1,312,200      1,312         11,810        (13,122)                               --

Net loss                                             --         --             --             --       (3,760,710)       3,760,710)
                                            -----------     ------      ---------       --------       ----------        ---------

Balance, December 31, 1999                  $18,025,920     17,501      2,626,898        (13,122)      (4,295,229)      (1,663,952)


Issuance of common stock                        300,000        300        299,700                                          300,000

Conversion of notes payable                   1,068,751      1,069        490,669                                          491,738

Exercise of incentive stock options             195,100        195          1,756                                            1,951

Stock issued for compensation                   165,000        165        214,415                                          214,580

Stock issued as loan fees                       401,500        401        347,578                                          347,979

Net loss                                              -         -               -                      (1,988,676)       (1,988,676)
                                             ----------     ------      ---------        -------       ----------        ----------

Balance, December 31, 2000                  $20,156,271    $19,631     $3,981,016      $ (13,122)     $(6,283,905)      $(2,296,380)
                                            ===========    =======     ==========      =========      ===========       ===========



                          The accompanying notes are an
                   integral part of these financial statements

                             GOURMETMARKET.COM, INC.
                             STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                           2000         1999
                                                       -----------    -----------
Cash flows from operating activities:

    Net loss                                           $(1,988,676)   $(3,760,710)
                                                       -----------    -----------

Adjustments to reconcile net income to net:
  cash provided by (used for) operating activities
  Depreciation and amortization                             87,389        108,825
  Non cash compensation net of returned options              4,165      1,412,302
  Gain on sale of Travlang                                (273,400)            --
  Write off of license agreements                          260,160             --

Changes in assets and liabilities:
  Accounts receivable                                       39,714        (57,796)
  Inventory                                                 66,599        (89,833)
  Prepaid expenses and other assets                         20,135        (20,326)
  Accounts payable and accrued expenses                    509,256        662,231
  Deferred revenue                                              --         15,414
                                                       -----------    -----------

Total adjustments                                          714,018      2,030,817
                                                       -----------    -----------

Net cash used for operations                            (1,274,658)    (1,729,893)
                                                       -----------    -----------

Net cash used in investing activities:
  Acquisition of license agreements - net                       --        (19,525)
  Purchase of equipment                                    (21,368)       (57,897)
                                                       -----------    -----------

    Net cash used for investing activities                 (21,368)       (77,422)
                                                       -----------    -----------

Cash flows from (used in) financing activities
  Proceeds from notes payable and advances                 815,859        930,000
  Proceeds from the sale of assets                         146,027             --
  Proceeds from issuance of common stock                   301,951        964,129
                                                       -----------    -----------

    Net cash provided by financing activities            1,263,837      1,894,129
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents       (32,189)        86,814

Cash and cash equivalents, beginning of period             128,192         41,378
                                                       -----------    -----------

Cash and cash equivalents, end of period               $    96,003    $   128,192
                                                       ===========    ===========

Supplemental disclosure:
Acquisition of Travlang for stock and debt             $        --    $   145,817
                                                       ===========    ===========

Issuance of common stock and options for services      $   562,559    $ 1,412,302
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

The Company was an online marketplace specializing in the sale of premium culinary products, including wine, chocolates, cigars, and kitchenware. On January 15, 2000 the Company ceased its internet sales operations and terminated all of its employees, except the President. The Company currently operates no active business. It is working on settling its trade debts, converting its long-term debt to equity, and transferring its internet traffic to a debtor in settlement of liability. The Company formally owned and operated a web site, GourmetMarket.com.

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

Restatements

The 1999 financial statements have been restated to conform to the 2000 financial statement presentation.


2.       DISCONTINUING OPERATIONS

On January 15, 2001 the Company ceased its internet sales operations and terminated all employees. The net liabilities that will be disposed consist of the following as December 31, 2000 and 1999:

                                                  2000             1999
                                             ------------       ------------

Accounts receivable                          $     14,676       $     59,019
Inventory                                          23,234             89,833
Property and equipment, net                        58,388             51,366
Licenses, net                                          --            332,755
Accounts payable and accrued expenses            (726,732)          (142,939)
Accrued stock-based compensation                       --           (423,302)
Accrued loan fees                                      --            (45,000)
                                             ------------     --------------

                                             $   (630,434)       $   (78,268)
                                             ============        ===========

                             GOURMETMARKET.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


2.       DISCONTINUING OPERATIONS (CONTINUED)

Loss from discontinuing operations consists of the following for the years ended December 31,:

                                                         2000          1999
                                                     -----------    -----------

Sales                                                $ 1,478,463    $   880,464
Cost of sales                                          1,160,419        810,591
                                                     -----------    -----------

Gross profit                                             318,044         69,873
                                                     -----------    -----------

Selling, general and administrative expenses:
   Payroll and payroll taxes                             808,770        788,991
   Stock and option based compensation                  (338,502)       462,302
   Occupancy and office expenses                          59,036         55,514
   Contract services and professional fees               170,208        396,117
   Internet servicing expenses                           146,226        179,437
   General and administrative expenses                   350,855        266,840
   Advertising and promotion                             352,422        295,266
   Write-off of license agreements, net                  260,160             --
   Depreciation and amortization                          14,834          7,626
                                                     -----------    -----------

                                                       1,824,009      2,452,093
                                                     -----------    -----------

Loss from discontinuing operations                   $(1,505,965)   $(2,382,220)
                                                     ===========    ===========

3.       ASSETS DISPOSED - TRAVLANG

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

On January 14, 2000 the Company disposed of Travlang. The terms of the purchase were 250,000 shares of iiGroup, Inc. (a related party) and $250,000 payable as follows: approximately $146,000 in cash and the assumption of approximately $104,000 in liabilities. The disposal of Travlang resulted in a gain to the Company of $ 273,400.

                             GOURMETMARKET.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


4.       MANAGEMENT'S PLAN

The Company has incurred significant losses and negative cash flows from operations since inception, as a result of the development of its business operations. These losses have been funded primarily with the issuance of common stock and various debt instruments throughout 1999 and 2000. On January 15, 2001 the Company ceased its internet sales operations and terminated all of its employees. The Company currently operates no active business. It is working on settling its trade debts, converting its long-term debt to equity, and transferring its internet traffic to a debtor in settlement of liability. As a result of these factors, there exists substantial doubt about the Company's ability to continue as a going concern.

In the past, management has been able to raise the capital necessary to continue the implementation of the Company's plan. However, the Company's ability to successfully implement its plan to identify alternative businesses for the Company is dependent upon a number of factors, some of which are beyond its control. There can be no


5.       INVESTMENTS

Investments at December 31, 2000 consist of 250,000 shares of iiGroup Inc. common stock, valued at market. These shares collateralized a note payable in the amount of $100,000, entered into by the Company in October 2000, with a related party. In January 2001 the Company surrendered these shares in satisfaction of the obligation plus unpaid loan fees and interest. See (Note 7)


6.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses from continuing operations consists of the following at December 31, 2000 and 1999:

                                                          2000            1999
                                                        --------        --------
Accounts payable trade                                  $ 91,152        $ 28,043
Accrued interest                                         140,707          62,445
Accrued stock-based compensation                          10,250         423,302
Accrued loan fees                                         50,000          45,000
                                                        --------        --------

                                                        $292,109        $558,790
                                                        ========        ========

                             GOURMETMARKET.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


7.       NOTES PAYABLE

Notes payable consists of the following at December 31, 2000 and 1999:

                                                                                2000             1999
                                                                                ----             ----
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

8%  revolving  loan  payable,  due on  demand  or if  earlier  upon the          405,000          405,000
Company's  receipt  of  gross  proceeds  of  equity  or debt  financing aggregating more than $3,000,000  calculated from the date on issuance, unsecured.

10% note  payable,  principal  and  interest  due on August  31,  1999,           50,000           50,000
currently in default.

8%  Convertible  notes,  maturing  on June  20,  2002,  the  notes  are                           475,000
convertible  into the  Company's  common  stock at a  conversion  price equal  to 90% of the  average  bid  and ask  price  10  days  prior  to conversion  of the note,  or the date of the note  whichever  is lower, however the  conversion  price will not be less than  $1.00.  All notes were converted in 2000.

8%  Convertible  notes,  maturing on December 31,  2000,  the notes are          494,859
convertible  into the  Company's  common  stock at the  lower of prices ranging  from $.625 to $1.00 per share or the price  calculated  at 50%
to 75% of the  average  bid  price 5 days  prior to  conversion  of the note.  Simultaneously  with the  execution  of these  notes the Company issued  401,500  shares of the  Company's  common  stock as  additional consideration, currently in default.




                             GOURMETMARKET.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


8.       NOTES PAYABLE (continued)

                                                                                   2000         1999
                                                                                   ----         ----

8%  Convertible  note,  maturing on December  31,  2000,  the notes are           40,000
convertible  into the Company's common stock at a the lower of $.85 per share or the price  calculated  at 75% of the  average bid price 5 days prior to conversion of the note.  Simultaneously  with the execution of these notes the Company  issued  8,000 shares of the  Company's  common stock as additional consideration, currently in default.

Non-interest,  note  payable  due and  payable on  November  20,  2000.          100,000
Simultaneously  with  the  execution  of  this  note  the  Company  has delivered 250,000 shares of restricted iiGroup,  Inc. common stock that the Company owned.  In connection  with this note the Company agreed to pay $50,000 in loan placement fees, currently in default.

8%  Convertible  note,  maturing on December  31,  2000,  the notes are           25,000
convertible  into the Company's common stock at a the lower of $.85 per share or the price  calculated  at 75% of the  average bid price 5 days prior to conversion of the note, currently in default.

8%  Convertible  note,  maturing  on  August  21,  2001,  the notes are           56,000
convertible  into the Company's common stock at a the lower of $.85 per share or the price  calculated  at 75% of the  average bid price 5 days prior to conversion of the note.

7%  Convertible  note,  maturing on December  26,  2000,  the notes are          100,000
convertible  into the Company's common stock at a the lower of $.50 per share or the price  calculated  at 75% of the  average bid price 5 days prior to conversion of the note.  Simultaneously  with the execution of these notes the Company  issued  warrants to purchase  20,000 shares of the  Company's  common  stock at an  exercise  price of $.01 per share, currently in default. See Note 13.





                             GOURMETMARKET.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


8.       NOTES PAYABLE (continued)

                                                                                   2000           1999
                                                                                   ----           ----

10% Note payable,  maturing on December 31, 2000, unsecured,  currently           40,313
in default.
                                                                                      --               --
                                                                            ------------     ------------

                                                                               1,611,172        1,230,000

Less current maturities                                                        1,611,172          755,000
                                                                            ------------     ------------

                                                                            $                $    475,000
                                                                            ============     ============

9.       INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as the result of the Company's net operating losses. The Company has unused tax loss carryforwards of approximately $5,496,000 at December 31, 2000 to offset future taxable income. Such carryforwards expire in years beginning in 2013. The deferred tax asset recorded by the Company as a result of these tax loss carryforwards is approximately $1,868,000 at December 31, 2000. The Company has reduced the deferred tax asset resulting from its tax loss carryforwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. The net change in the deferred tax asset and valuation allowance from January 1, 2000 to December 31, 2000 was an increase of approximately $675,000.

10.      STOCKHOLDERS' EQUITY AND MERGER

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

                             GOURMETMARKET.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


10.      STOCKHOLDERS' EQUITY, AND MERGER (continued)

On August 10, 1999 holders of the Company's incentive stock options exercised options resulting in the issuance of an additional 1,312,200 shares of the Company's common stock.

On January 26, 2000 holders of the Company's 8% convertible notes payable totaling $475,000 converted their notes plus accrued interest due into in 1,068,750 shares of the Company's common stock.

On April 1, 2000 the Company issued 300,000 shares of common stock in exchange for $300,000.

On April 12, 2000 the Company issued 165,000 shares of common stock in exchange for services valued at $214,580.

On August 23, 2000 holders of the Company's incentive stock options exercised options resulting in the issuance of an additional 195,100 shares of the Company's common stock.

During the year the Company issued 401,500 shares of its common stock to iiGroup, Inc. related party. These shares were issued in connection with a total of $446,000 debt issued to the Company during 2000. Compensation in the amount of $347,979 was record in connection with issuance of the above debt. See Note 8.

11.      STOCK OPTIONS

At various dates during the 1999, the Company issued to employees non-qualified stock options to purchase 350,000 shares of stock at an exercise price of $1.00. Compensation expense of $41,502 was recorded during the year as a result of the discount to market at the date of grant.

On October 2, 1999, the Company issued non-qualified stock options to a consultant for services rendered to purchase 30,000 shares of common stock at an exercise price of $.01. Compensation expense of $31,800 was recorded as a result of this transaction.

On November 1, 1999, the Company issued non-qualified stock options to a consultant for services rendered to purchase 300,000 shares of common stock at an exercise price of $.01. Compensation expense of $297,000 was recorded as a result of this transaction. These options were returned in 2000 and the transaction was reversed.

On August 23, 2000 holders of the Company's incentive stock options exercised options resulting in the issuance of an additional 195,100 shares of the Company's common stock.

Effective December 31, 2000, all of the Company's outstanding stock options were cancelled.

                             GOURMETMARKET.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


11.      STOCK OPTIONS (continued)

Transactions and other information relating to the plans are summarized as follows:

                                                    Outstanding Stock Options          Exercisable Stock Options
                                                    -------------------------          -------------------------
                                                                     Weighted                           Weighted
                                                     Shares         Ave. Price          Shares         Ave. Price
                                                     ------         -----------         ------         ----------

Outstanding at December 31, 1998                      2,298,780          .01               792,180          .01

      Exercised during 1999                          (1,312,200)
      Granted during 1999                               680,000          .52               494,076          .23
                                                   ------------                       ------------

Outstanding at December 31, 1999                      1,666,580          .22             1,216,256          .08

      Exercised during 2000                            (195,100)
      Return of prior options granted                  (300,000)
      Options terminated effective
         December 31, 2000                           (1,171,480)                                --          .23
                                                   ------------                       -------------

Outstanding at December 31, 1999                              --          --                    --           --
                                                   =============                      ============


12.      RELATED PARTY TRANSACTIONS

On January 22, 1999 the Company entered into a contract with MCG Partners, Inc.
(MCG) a merchant banking firm, and significant shareholder of Sterling Partners, Inc, (Sterling), to provide capital and strategic investment banking advice. In connection with this agreement MCG caused Sterling to commence an offering of Sterling common stock, pursuant to Securities and Exchange Commission Rule 504, to raise $950,000 by January 31, 1999.

On February 1, 1999 the Company entered into a one-year technical support agreement with i-Labs Ltd., a related party, which calls for monthly payments of $10,000 plus reimbursement of related travel expenses.

During the year ended December 31, 1999, iiGroup, Inc., a related party, loaned the Company $405,000, though the issuance 8% revolving loan payable, due on demand or if earlier upon the Company's receipt of gross proceeds of equity or debt financing aggregating more than $3,000,000 calculated from the date on issuance. Additionally, during the year ended December 31, 2000 iiGroup, Inc. loaned the Company a total of $494,859 though the issuance of several 8 % Convertible notes, maturing on December 31, 2000, the notes are convertible into the Company's common stock at the lower of prices ranging from $.625 to $1.00 per share or the price calculated at 50% to 75% of the average bid price 5 days prior to conversion of the note. Simultaneously with the execution of these notes the Company issued 401,500 shares of the Company's common stock as additional consideration, currently in default.

                             GOURMETMARKET.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


13.      SUBSEQUENT EVENTS

On dated March 23, 2001 the Company entered into a Transfer Agreement with, Gourmet Productions, Inc., d/b/a VirtualGourmet.com, and Rundell Coursey Company. In connection with this agreement the Company transferred its domain name, brand name and all technology used in the operation of the GourmetMarket.com website to VirtualGourmet.com, in exchange for cancellation of $100,000 of debt, 20% of Gourmet Productions stock, and a percentage of VirtualGourmet.com's gross retail sales up to $125,000 in royalties. The Company also issued 20,000 shares of its stock to Gourmet Productions.