Form 10KSB/A
period 2000-01-31
GOURMETMARKET COM INC/CA
filed 2001-05-16
CIK 1078629

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A


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

The Company's office is located at 7000 W. Palmetto Park Road, Suite 501, Boca Raton, Florida, 33433. Its telephone number is 561-620-9202.

Business


The Company currently operates no active business. It is working on settling its trades debts, and converting its long term creditors to equity. In addition, pursuant to a Transfer Agreement dated March 23, 2001 among the Company, Gourmet Productions, Inc., d/b/a VirtualGourmet.com, and Rundell Coursey Company, the Company transferred its domain name, brand name and all technology used in the operation of the GourmetMarket.com website, in exchange for cancellation of $100,000 of matured notes, 20% of Gourmet Productions outstanding stock, and a percentage of VirtualGourmet.com's gross retail sales up to $125,000 in royalties. The Company also agreed to issue 20,000 shares of its stock to Gourmet Productions. In addition, management is exploring other opportunities for the Company and refocusing the Company on interactive marketing, assuming the informal workout with creditors is completed successfully. There is no assurance that even if management is successful in working out the debts of the Company, that it will be successful in locating alternative opportunities.


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

Results of Operations


The Company had sales from discontinuing operations of $1,478,463 in the year ended December 31, 2000 compared to sales of $880,464 in the year ended December 31, 1999. The Company had a gross profit from discontinuing operations of $318,044 in the year ended December 31, 2000, compared to a gross profit of $69,873 in the year ended December 31, 1999. The Company had a loss from discontinuing operations of $1,505,965 in the year ended December 31, 2000 compared to an operating loss from discontinuing operations of $2,382,220 in the comparable 1999 period. The Company had a net loss of $1,988,676 in calendar year 2000 compared to a net loss of $3,760,710 in 1999. Although the Company increased its sales and increased its gross profits during fiscal year 2000, other factors which affected the decrease in net loss was a surrender of stock options during 2000. Even with these results, the Company was unable to raise the necessary funding to continue its operations and is refocusing the Company on interactive marketing strategies for the Internet.


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

In July 2000, the Quartz Capital Group, Inc., then a related party, loaned a total of $25,000 to the Company pursuant to an 8% Convertible Bridge Note. The Bridge Notes provided that they may be prepaid at any time, but are mandatorily prepayable upon the sale of all of the outstanding shares of the Company, the sale of substantially all of the Company's assets, or the closing of financing of at least $2,000,000. The Bridge Note was convertible into common stock of the Company at the lower of $1.00 per share or 75% of the average closing bid price of the Company's common stock in the five days preceding the date of conversion. This Bridge Note matured on December 31, 2000. It has subsequently been forgiven by Quartz Capital Group, Inc., and is no longer due and owing.


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


On September 26, 2000, Rundell, Coursey & Co. loaned $75,000 to the Company pursuant to a 7% Convertible Bridge Note. An additional $25,000 was loaned in October 2000 on the same terms. The Bridge Note provided that it may be prepaid at any time, but is mandatorily prepayable upon the sale of all of the outstanding shares of the Company, the sale of substantially all of the Company's assets, or the closing of financing of at lest $1,000,000. The Bridge
Note is convertible into common stock of the Company at the lower of $0.50 per share or 75% of the average closing bid price of the Company's common stock in the five days preceding the date of conversion. In conjunction with this loan the Company agreed to issue warrants to purchase 15,000 shares of its common stock at $.01 per share. This Bridge Note matured on December 26, 2000. As part of a Transfer Agreement with Rundell, Coursey and Company and Virtual Gourmet, more fully described under "Business", these notes have been returned and marked fully paid.

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


The Company has incurred significant net losses and negative cash flows for operations since November 1997 as a result of the development of its GourmetMarket business operations. The Company has funded these losses primarily from the issuance of common stock to the Company's founders, loans by related parties, loans by third party lenders and the private placement of the Company's securities to individuals. The Company was unsuccessful in raising significant additional capital or debt financing in the fourth quarter of 2000 to continue its operations. The Company is currently exploring business opportunities unrelated to the previous GourmetMarket business, including interactive marketing. There is no assurance that management will be successful in identifying such opportunities, raising sufficient capital to pursue them, or be able to complete any transactions. Management is currently attempting to work out arrangements with its trade creditors in order to avoid the possibility of a bankruptcy proceeding.


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


Name and Address of                Number of Shares               Percentage
Beneficial Owner                   of Beneficially Owned      Ownership of Class
-------------------                ---------------------      ------------------
Chanan Steinhart(3)                       3,013,200                 14.95%
647 Maybell Avenue
Palo Alto, CA 94306

C. Lawrence Rutstein (1) (2)                901,500                  4.5%
7000 W. Palmetto Park Road
Suite 501
Boca Raton, Florida 33433

MCG Partners, Inc. (2)                    1,680,000                  8.3%
7000 W. Palmetto Park Rd
Suite 501
Boca Raton, FL 33433

Gideon Shalom-Ben Dor (4)                 1,215,000                  6.0%
21C Yegia Kapayim St Kiryat-Arie
Petach-Tikva, 49130 Israel

Yishai Steinhart (4)                      1,215,000                  6.0%
21C Yegia Kapayim St Kiryat-Arie
Petach-Tikva, 49130 Israel

Gideon Stein (4)                          1,215,000                  6.0%
21C Yegia Kapayim St Kiryat-Arie
Petach-Tikva, 49130 Israel

Janis Johnson                             1,175,800                  5.8%
360 Turtle Creek Blvd. #4
Dallas, Texas 75219

Bruce Hausman(1)                              5,000                   *
4642 Bocaire Blvd
Boca Raton, FL 33487

All Executive Officers
and Directors as a group
(2 persons)                                 906,500                  4.5%

----------------------
*  Less then 1%

(1)      Director.

(2) Includes 901,500 shares issued to iiGroup, Inc., of which Mr. Rutstein may be deemed a beneficial owner.

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



                                            /s/ Margolies, Fink and Wichrowski

March 31, 2001
Pompano Beach, Florida
                                       F-2

                             GOURMETMARKET.COM, INC.
                                  BALANCE SHEET


ASSETS
                                                            December 31    December 31
                                                                2000          1999
                                                            -----------    -----------
Current assets:
  Cash and cash equivalents (Note 1)                        $    96,003    $   128,192
                                                            -----------    -----------

          Total current assets                                   96,003        128,192

Investments (See Notes 5 & 7)                                   140,000
Net assets to be disposed - Travlang                                 --         52,999
Other assets                                                      1,332         21,915
                                                            -----------    -----------

                                                            $   237,335    $   203,106
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term debt                      $ 1,611,172    $   755,000
  Accounts payable and accrued expenses (Note 6)                292,109        558,790
  Net liabilities to be disposed (Note 2)                       630,434         78,268
                                                            -----------    -----------

          Total current liabilities                           2,533,715      1,392,058
                                                            -----------    -----------

Long-term debt less current maturities                               --        475,000
                                                            -----------    -----------

Stockholders'deficit:
  Convertible preferred stock (Series A), par value $.001
    authorized 10,000,000, issued 0                                  --             --
  Common stock, $.001 par value; authorized
   100,000,000 shares; 20,156,271 and 18,025,920 shares
    issued and outstanding at December 31, 2000 and
    1999, respectively                                           19,631         17,501
  Additional paid-in capital                                  3,981,016      2,626,898
  Retained deficit                                           (6,283,905)    (4,295,229)
                                                            -----------    -----------

                                                             (2,283,258)    (1,650,830)

Less subscriptions receivable                                   (13,122)       (13,122)
                                                            -----------    -----------

          Total stockholders' deficit                        (2,296,380)    (1,663,952)
                                                            -----------    -----------

                                                            $   237,335    $   203,106
                                                            ===========    ===========

                          The accompanying notes are an
                   integral part of these financial statements

                             GOURMETMARKET.COM, INC.
                             STATEMENT OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                            2000           1999
                                                        ------------    ------------
Selling, general and administrative expenses:
   Stock and option based compensation                            --         950,000
   Contract services and professional fees                   126,386         218,448
   General and administrative expenses                       126,470           8,462
                                                        ------------    ------------

(Loss) from continuing operations                           (252,856)     (1,176,910)
                                                        ------------    ------------

Other income (expenses):
  Stock based loan fees                                     (408,230)             --
  Gain on sale of Travlang                                   273,400              --
  Interest income                                              2,615              --
  Interest expense                                           (97,640)       (107,969)
                                                        ------------    ------------

  Total other income (expenses)                             (229,855)       (107,969)
                                                        ------------    ------------

Loss before discontinued and discontinuing operations       (482,711)     (1,284,879)
                                                        ------------    ------------

Discontinued operations:
  Loss from discontinued operations - Travlang                    --         (93,611)
  Loss from discontinuing operations  - (Note 2)          (1,505,965)     (2,382,220)
                                                        ------------    ------------

                                                          (1,505,965)     (2,475,831)
                                                        ------------    ------------

Income (loss) before income taxes                         (1,988,676)     (3,760,710)

Income tax expense (benefit)
                                                        ------------    ------------

Net loss                                                $ (1,988,676)   $ (3,760,710)
                                                        ============    ============

Net loss per common share:
  Basic and diluted:
    Loss before discontinued operations                 $       (.02)   $       (.08)
                                                        ============    ============


    Discontinued operations                             $       (.08)   $       (.15)
                                                        ============    ============


    Net loss per common share                           $       (.10)   $       (.23)
                                                        ============    ============


Weighted average shares outstanding
   basic and diluted                                      19,518,795      16,338,768
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


The Company was an online marketplace specializing in the sale of premium culinary products, including wine, chocolates, cigars, and kitchenware. On January 15, 2000 the Company ceased its internet sales operations and terminated all of its employees, except the President. The Company currently operates no active business. It is working on settling its trade debts, converting its long-term debt to equity, and transferring its internet traffic to a debtor in settlement of a liability. The Company formerly owned and operated a web site, GourmetMarket.com. The Company is focusing on interactive marketing.


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

Net income (loss) per share


Net loss per share is determined by dividing net loss by the weighted average common shares outstanding. The outstanding common shares reflect the reorganization of Gourmet Market.com. Common stock equivalents, consisting of stock options in fiscal 2000 and 1999, were antidilutive and were not included in the calculation of net loss per share. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" which simplifies the accounting for earnings per share by presenting basic earnings per share including only outstanding common stock and diluted earnings per share including the effect of dilutive common stock equivalents. The Company's basic and diluted earnings per share are the same, as the Company's common stock equivalents are dilutive.


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

Fair Value of Financial Instruments


The Company's financial instruments, primarily consisting of cash and cash equivalents, investments, accounts receivable, note receivable form related party, accounts payable, and long-term debt, approximate fair value due to their short-term nature or interest rates that approximate market.

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

                             GOURMETMARKET.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


4.       MANAGEMENT'S PLAN


The Company has incurred significant losses and negative cash flows from operations since inception, as a result of the development of its business operations. These losses have been funded primarily with the issuance of common stock and various debt instruments throughout 1999 and 2000. On January 15, 2001 the Company ceased its internet sales operations and terminated all of its employees. The Company currently operates no active business. It is working on settling its trade debts, converting its long-term debt to equity, and transferring its internet traffic to a debtor in settlement of a liability. As a result of these factors, there exists substantial doubt about the Company's ability to continue as a going concern.

In the past, management has been able to raise the capital necessary to continue the implementation of the Company's plan. However, the Company's ability to successfully implement its plan to identify alternative businesses for the Company is dependent upon a number of factors, some of which are beyond its control. There can be no assurance that the Company's operating results or financial condition will improve in fiscal year 2001.



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

7%  Convertible  note,  maturing on December  26,  2000,  the notes are          100,000
convertible  into the Company's common stock at a the lower of $.50 per share or the price  calculated  at 75% of the  average bid price 5 days prior to conversion of the note.  Simultaneously  with the execution of these notes the Company  issued  warrants to purchase  20,000 shares of the  Company's  common  stock at an  exercise  price of $.01 per share, currently in default. See Note 12.





                             GOURMETMARKET.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)



7.       NOTES PAYABLE (continued)


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


8.       INCOME TAXES


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


9.      STOCKHOLDERS' EQUITY AND MERGER


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



9.      STOCKHOLDERS' EQUITY, AND MERGER (continued)


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


10.      STOCK OPTIONS


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

                             GOURMETMARKET.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)



10.      STOCK OPTIONS (continued)


Transactions and other information relating to the plans are summarized as follows:

                                                    Outstanding Stock Options          Exercisable Stock Options
                                                    -------------------------          -------------------------
                                                                     Weighted                           Weighted
                                                     Shares         Ave. Price          Shares         Ave. Price
                                                     ------         -----------         ------         ----------

Outstanding at December 31, 1998                      2,298,780          .01               792,180          .01

      Exercised during 1999                          (1,312,200)
      Granted during 1999                               680,000          .52               494,076          .23
                                                   ------------                       ------------

Outstanding at December 31, 1999                      1,666,580          .22             1,216,256          .08

      Exercised during 2000                            (195,100)
      Return of prior options granted                  (300,000)
      Options terminated effective
         December 31, 2000                           (1,171,480)                                --          .23
                                                   ------------                       -------------


Outstanding at December 31, 2000                              --          --                    --           --
                                                   =============                      ============


11.      RELATED PARTY TRANSACTIONS


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

                             GOURMETMARKET.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)



12.      SUBSEQUENT EVENTS

On March 23, 2001 the Company entered into a Transfer Agreement with, Gourmet Productions, Inc., d/b/a VirtualGourmet.com, and Rundell Coursey Company. In connection with this agreement the Company transferred its domain name, brand name and all technology used in the operation of the GourmetMarket.com website to VirtualGourmet.com, in exchange for cancellation of $100,000 of debt, 20% of Gourmet Productions stock, and a percentage of VirtualGourmet.com's gross retail sales up to $125,000 in royalties. The Company also agreed to issue 20,000 shares of its stock to Gourmet Productions.