Form 10QSB
period 2001-03-31
GOURMETMARKET COM INC/CA
filed 2001-05-21
CIK 1078629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTIOIN 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR THE PERIOD ENDED: MARCH 31, 2001

                        COMMISSION FILE NUMBER: 000-27391


                             GOURMETMARKET.COM, INC.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                             51-0347728
--------------------------------                      --------------------------
State or other jurisdiction of                              (IRS Employer
incorporation or organization)                              Identification No.)



        7000 West Palmetto Park Road, Suite 501 Boca Raton, Florida 33433
 -------------------------------------------------------------------------------
          (Address, including zip code, of principal executive offices)


                                 (561) 620-9202
  ----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.

YES    X    NO
     -----    -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 15, 2001, the number of the Company's shares of par value $.001 common stock outstanding was 51,276,271.

                                      INDEX

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Balance Sheets                                                            3

Statements of Operation                                                   4

Statements of Cash Flow                                                   5

Notes to Financial Statements                                             6

Item 2- Management's Discussion and Analysis of Financial Condition       7
             And Results of Operations

PART II - OTHER INFORMATION

SIGNATURES                                                                10

                             GOURMETMARKET.COM, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2001
                                   (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                         $    18,912
                                                                    -----------

          Total current assets                                           18,912

Other assets                                                                607
                                                                    -----------

                                                                    $    19,519
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current maturities of long-term debt                              $ 1,411,172
  Accounts payable and accrued expenses                                 271,756
  Net liabilities to be disposed                                        641,186
                                                                    -----------

          Total current liabilities                                   2,324,114
                                                                    -----------

Long-term debt less current maturities                                       --
                                                                    -----------

Stockholders' equity deficit:
  Convertible preferred stock (Series A), par value $.001
    Authorized 10,000,000, issued 0                                          --
  Common stock, $.001 par value; authorized
   100,000,000 shares; 20,156,271, shares
    issued and outstanding                                               19,631
  Additional paid-in capital                                          3,981,016
  Retained deficit                                                   (6,292,120)
                                                                    -----------

                                                                     (2,291,473)

Less subscriptions receivable                                           (13,122)
                                                                    -----------

          Total stockholders' deficit                                (2,304,595)
                                                                    -----------

                                                                    $    19,519
                                                                    ===========


                 See accompanying notes to financial statements

                             GOURMETMARKET.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                    Three Months    Three Months
                                                       Ended           Ended
                                                      March 31,      March 31,
                                                        2001           2000
                                                   ------------    ------------

Selling, general and administrative expenses:
  Contract services and professional fees          $     16,016    $     64,741
  General and administrative expenses                       494          23,661
                                                   ------------    ------------

(Loss) from continuing operations                       (16,510)        (88,402)
                                                   ------------    ------------

Other income (expenses):
  Gain on sale of Travlang                              273,400
  Interest income                                           267
  Interest expense                                      (31,639)        (16,508)
                                                   ------------    ------------

  Total other income (expenses)                         (31,372)        256,892
                                                   ------------    ------------

Income (loss) before discontinuing operations           (47,882)        168,490

Discontinuing operations:
  Net income (loss) from discontinuing operations        39,667        (400,958)
                                                   ------------    ------------

Income (loss) before income taxes                        (8,215)       (232,468)

Income tax expense (benefit)                                 --              --
                                                   ------------    ------------
Net loss                                           $     (8,215)   $   (232,468)
                                                   ============    ============

Net loss per common share:
  Basic and diluted:
    Loss before discontinued operations            $       (.00)   $       (.01)
                                                   ============    ============

    Discontinued operations                        $       (.00)   $       (.01)
                                                   ============    ============

    Net loss per common share                      $       (.00)   $       (.01)
                                                   ============    ============

Weighted average shares outstanding
   basic and diluted                                 19,518,795      19,394,671
                                                   ============    ============


                 See accompanying notes to financial statements

                             GOURMETMARKET.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Three Months Three Months
                                                           Ended       Ended
                                                          March 31,   March 31,
                                                            2001        2000
                                                         ---------    ---------
Cash flows from operating activities:
    Net loss                                             $  (8,215)   $(232,458)
                                                         ---------    ---------

Adjustments to reconcile net income to net cash
 provided by (used for) operating activities:
  Depreciation and amortization                                112       20,767
  Stock based compensation                                   8,944
  Gain on sale of Travlang                                (273,400)

Changes in assets and liabilities:
  Accounts receivable                                       14,676        9,764
  Inventory                                                 23,234        6,148
  Prepaid expenses                                             613      (30,668)
  Accounts payable and accrued expenses                   (107,511)     (15,576)
                                                         ---------    ---------

Total adjustments                                          (68,876)    (274,021)
                                                         ---------    ---------

Net cash used for operations                               (77,091)    (506,479)
                                                         ---------    ---------

Net cash used in investing activities:
  Purchase of equipment                                         --       (2,309)
                                                         ---------    ---------


    Net cash used for investing activities                      --       (2,309)
                                                         ---------    ---------


Cash flows from (used in) financing activities:
  Proceeds from sale of Travlang                                --      146,027
  Proceeds from issuance of debt                                --      250,000
                                                         ---------    ---------


    Net cash provided by financing activities                   --      396,027
                                                         ---------    ---------


Net increase (decrease) in cash and cash equivalents       (77,091)    (112,761)

Cash and cash equivalents, beginning of period              96,003      128,192
                                                         ---------    ---------

Cash and cash equivalents, end of period                 $  18,912    $  15,431
                                                         =========    =========


                 See accompanying notes to financial statements

                             GOURMETMARKET.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE 1:  SUMMARY OF SIGNIFICAT ACCOUNTING POLICIES

Description of Company

Pursuant to a Transfer Agreement dated March 23, 2001 among the Company, Gourmet Productions, Inc., d/b/a VirtualGourmet.com, and Rundell Coursey Company, the Company transferred its domain name, brand name and all technology used in the operation of the GourmetMarket.com website, in exchange for cancellation of $100,000 of matured notes, 20% of Gourmet Productions outstanding stock, and a percentage of VirtualGourmet.com's gross retail sales up to $125,000 in royalties. The Company also issued 20,000 shares of its stock to Gourmet Productions. The Company is working on settling its trade debts and converting its long-term creditors to equity. In addition, management is exploring other opportunities for the Company assuming the informal workout with creditors is completed successfully. The Company is focusing on interactive marketing opportunities. There is no assurance that even if management is successful in working out the debts of the Company, that it will be successful in locating alternative opportunities.

Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

NOTE 2:  INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission and in accordance with generally accepted accounting principles applicable to interim financial statements and do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The financial statements should be read in conjunction with the notes of the Company for the year ended December 31, 2000, which are included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of its operations, stockholders' equity and cash flows for the three month period then ended.

The results of operations for the period ended March 31, 2001, are not necessarily indicative of the results to be expected for the entire year. Se "Managements Discussion and Analysis of Financial Condition and Results of Operations."

NOTE 3:  INCOME PER SHARE INFORMATION

Net loss per share is determined by dividing net loss by the weighted average common shares outstanding. The Company has adopted Statement of Financial Accounting Standards, (SFAS) No. 128, "Earnings Per Share" which simplifies the accounting for earnings per share by presenting basic earnings per share including only outstanding common stock and diluted earnings per share including the effect of dilutive common stock equivalents. The Company's basic and diluted earnings per share are the same, and the Company's common stock equivalents are dilutive.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The discussion and analysis set forth below should be read in conjunction with our Financial Statements and the related notes thereto appearing elsewhere in this quarterly report. The information presented for the three months ended March 31, 2001, and March 31, 2000, was derived from unaudited financial statements which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

Forward Looking Statements

This Report on Form 10-QSB contains certain forward-looking statements. When used in this report, press releases and elsewhere by the management of the Company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the ability of the Company to meet its working capital and liquidity needs, the status of relations between the Company, its primary customers and distributors, the availability of long-term credit, unanticipated changes in the U.S. and international economies, business conditions and growth in e-commerce and the timely development and acceptance of new products, the impact of competitive products and pricing, and other risks detailed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Going Concern

The Company's viability as a going concern has been dependent since inception upon its ability to raise sufficient working capital from equity and debt financing. The Company experienced losses from operations since inception, and had a working capital deficit at March 31, 2001. The Company experienced a loss from operations of $16,510 for the three months ended March 31, 2001, and had a working capital deficit of $2,305,202 at March 31, 2001. See "Liquidity and Capital Resources," below.

Results of Operations

The Company had sales from discontinuing operations of $31,813 in the quarter ended March 31, 2001 compared to sales of $302,824 in the quarter ended March 31, 2000. The Company had a gain from discontinuing operations of $39,667 in the quarter ended March 31, 2001, compared to a loss from discontinuing operations of $400,958 in the quarter ended December 31, 2000. The gain from discontinuing operations in the quarter ended March 31, 2001 was largely the results of Company negotiating down its current accounts payable and the transferring of its domain name, brand name and all technology used in the operation of the GourmetMarket.com website, in exchange for cancellation of $100,000 of debt. The Company had a net loss of $8,903 in the quarter ended March 31, 2001 compared to a net loss of $232,468 in 2000.

Liquidity and Capital Resources

The Company had total current assets of $18,912 at March 31, 2001 compared to total current assets of $96,003 at December 31, 2000. Total assets decreased from $237,335 at December 31, 2000 to $19,519 at March 31, 2001. The Company's current liabilities decreased from $2,533,715 at December 31, 2000 to $2,324,114 at March 31, 2001, primarily as a result of the Company negotiating down its accounts payable, and the transferring of its domain name. The Company used net cash for operations of $77,091 during the quarter ended March 31, 2001 compared to $506,479 during the quarter ended March 31, 2001.

The Company continues to negotiate with trade creditors. Subsequent to March 31, 2001, it has entered into settlement agreements with a majority of its creditors and is seeking funds to pay the cash necessary for these agreements from shareholders. In addition, the Company has negotiated for the conversion of its outstanding notes to common stock.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings
None

Item 2.  Changes in Securities
None

Item 3.  Defaults Upon Senior Securities

Approximately $905,000 of convertible and nonconvertible notes matured on December 31, 2000 and have not been paid. Such notes are currently in default. The Company has negotiated the conversion of these notes into common stock. See
Item 5.

Item 4.  Submission of Matters to a Vote of Security-Holders
None

Item 5.  Other Information.

         In April 2001, the Company negotiated with its outstanding noteholders to convert all of its outstanding notes into 24,000,000 shares of its common stock. As a portion of the consideration for the conversion of notes held by Travlang, Inc. (f/k/a iiGroup), the Company assigned its interest in VirtualGourmet.com. In addition, the Company agreed to issue 4,000,000 shares of common stock as compensation to C. Lawrence Rutstein, Chairman, and 1,600,000 shares to Bruce Hausman for services rendered to the Company. The Company also agreed to issue an aggregate of 1,600,000 shares to attorneys work services rendered and to be rendered. The Company also entered into a consulting agreement with MCG Partners pursuant to which 10,000,000 shares are to be issued upon successful completion of potential acquisitions introduced to the Company by MCG. In order to pay off its existing trade creditors, the Company issued $60,000 of convertible notes to MCG Partners convertible into common stock at $.01 per share for $60,000 of cash. As a result of these an other issues, the Company will have approximately 60,000,000 shares of common stock outstanding and is considering a reverse stock split that would be effected at the time of any possible acquisition or similar transaction.

Item 6.  Exhibits and Reports
None

                                    SIGNATURE

In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

                                               GOURMETMARKET.COM, INC.

Date:  May 18, 2001

                                               By:  /s/ C. Lawrence Rutstein
                                               --------------------------------
                                               C. Lawrence Rutstein, Chairman