Form 10QSB/A
period 2001-03-31
GOURMETMARKET COM INC/CA
filed 2001-08-08
CIK 1078629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A

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



               155 Commerce Way, Portsmouth, New Hampshire 03801
 -------------------------------------------------------------------------------
          (Address, including zip code, of principal executive offices)


                                 (603) 766-8300
  ----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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
                                                                    ===========


                 See accompanying notes to financial statements

                             GOURMETMARKET.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                    Three Months    Three Months
                                                       Ended           Ended
                                                      March 31,      March 31,
                                                        2001           2000
                                                   ------------    ------------

Selling, general and administrative expenses:
  Contract services and professional fees          $     16,016    $     64,741
  General and administrative expenses                       494          23,661
                                                   ------------    ------------

(Loss) from continuing operations                       (16,510)        (88,402)
                                                   ------------    ------------

Other income (expenses):
  Gain on sale of Travlang                                              273,400
  Interest income                                           267
  Interest expense                                      (31,639)        (16,508)
                                                   ------------    ------------

  Total other income (expenses)                         (31,372)        256,892
                                                   ------------    ------------

Income (loss) before discontinuing operations           (47,882)        168,490

Discontinuing operations:
  Net income (loss) from discontinuing operations        39,667        (400,958)
                                                   ------------    ------------

Income (loss) before income taxes                        (8,215)       (232,468)

Income tax expense (benefit)                                 --              --
                                                   ------------    ------------
Net loss                                           $     (8,215)   $   (232,468)
                                                   ============    ============

Net loss per common share:
  Basic and diluted:
    Loss before discontinued operations            $       (.00)   $       (.01)
                                                   ============    ============

    Discontinued operations                        $       (.00)   $       (.01)
                                                   ============    ============

    Net loss per common share                      $       (.00)   $       (.01)
                                                   ============    ============

Weighted average shares outstanding
   basic and diluted                                 20,156,271      19,394,671
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

                                           GOURMETMARKET.COM, INC.

Date:  August 7, 2001

                                           By:  /s/ C. Lawrence Rutstein
                                           --------------------------------
                                           C. Lawrence Rutstein, Vice Chairman