Form 10QSB
period 2001-06-30
TARGITINTERACTIVE INC
filed 2001-08-20
CIK 1078629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTIOIN 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       FOR THE PERIOD ENDED: JUNE 30, 2001

                        COMMISSION FILE NUMBER: 000-27391


                             TARGITINTERACTIVE, INC.
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 15, 2001, the number of the Company's shares of par value $.001 common stock outstanding was 21,773,037.

                                      INDEX

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheet                                      3

Condensed Consolidated Statements of Operation                            4

Condensed Consolidated Statements of Cash Flow                            5

Notes to Condensed Consolidated Financial Statements                      6

Item 2- Management's Discussion and Analysis of Financial Condition       7
             And Results of Operations

PART II - OTHER INFORMATION

SIGNATURES                                                                10

                                     PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             TARGITINTERACTIVE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001
                                   (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                         $   170,530
  Accounts receivable, net of allowance for doubtful
    accounts of $535,889                                                794,032
  Prepaid expenses                                                        2,000
                                                                    -----------

Total current assets                                                    966,562

Property and equipment, net                                             805,198

Purchase price to be allocated                                        3,353,407
Other assets                                                             51,144
                                                                    -----------

Total assets                                                        $ 5,176,311
                                                                    ===========
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                  $ 3,905,206
  Accrued expenses                                                      294,575
  Current maturities of long-term debt                                   13,367
  Net liabilities to be disposed                                        337,954
  Deferred revenue                                                      157,885
  Convertible note payable                                               50,000
                                                                    -----------

Total current liabilities                                             4,758,987
                                                                    -----------

Long-term debt less current maturities                                  452,999

Commitments and contingencies

Shareholders' deficit:
  Convertible preferred stock (Series A), par value $.001
    10,000,000 shares authorized, no shares issued and outstanding           --
  Common stock, $.001 par value; 100,000,000 shares authorized,
    12,178,037 shares issued and outstanding                              1,762
  Additional paid-in capital                                          6,249,878
  Subscriptions receivable                                              (13,122)
  Retained deficit                                                   (6,274,193)
                                                                    -----------

Total shareholders' deficit                                             (35,675)
                                                                    -----------
Total liabilities and shareholders' deficit                         $ 5,176,311
                                                                    ===========


See accompanying notes to consolidated condensed financial statements.

                             TARGITINTERACTIVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          Three Months Ended                Six Months ended
                                                                               June 30,                          June 30,
                                                                     ------------------- --------      ----------------------------
                                                                         2001            2000              2001            2000
                                                                     -----------      -----------      -----------      -----------
Revenues, net                                                        $   284,469      $        --      $   284,469      $        --

Costs and expenses:
   Costs of revenues                                                     142,256               --          142,256               --
   Depreciation and amortization                                         124,812               --          124,812               --
   Salaries and wages                                                    126,231               --          126,231               --
   General and administrative                                            350,797          118,563          367,307          217,761
                                                                     -----------      -----------      -----------      -----------
Total costs and expenses                                                 744,096          118,563          760,606          217,761

Loss from continuing operations                                         (459,627)        (118,563)        (476,137)        (217,761)

Gain on sale of Travlang                                                      --               --               --          273,400
Interest expense                                                            (557)         (24,392)         (31,929)         (41,149)
                                                                     -----------      -----------      -----------      -----------
Income (loss) before
   discontinued operations                                              (460,184)        (142,955)        (508,066)          14,490
                                                                     -----------      -----------      -----------      -----------
Discontinued operations:
   Net income (loss) from discontinued
      operations                                                         478,112         (430,520)         517,779         (820,433)
                                                                     -----------      -----------      -----------      -----------
Net income (loss)                                                         17,928         (573,475)           9,713         (805,943)
                                                                     ===========      ===========      ===========      ===========
Net income (loss) per common share, basic and diluted:

Income (loss) before                                                 $     (0.09)     $     (0.22)     $     (0.17)     $      0.02
  discontinued operations                                            ============     ============     ============     ============
Discontinued operations                                              $      0.09      $     (0.66)     $      0.18      $     (1.28)
                                                                     ===========      ===========      ===========      ===========
Net income (loss) per common share                                   $      0.00      $     (0.88)     $      0.00      $     (1.26)
                                                                     ===========      ===========      ===========      ===========
Weighted shares outstanding                                            5,128,810          654,064        2,912,655          640,187
                                                                     ===========      ===========      ===========      ===========

See accompanying notes to consolidated condensed financial statements.

                             TARGITINTERACTIVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Six Months Ended
                                                                      June 30,
                                                                 2001         2000
                                                             ------------  ----------

OPERATING ACTIVITIES
Net income (loss)                                            $   9,713     $(805,943)
Adjustments to reconcile net income (loss) to net
   cash used in operating activities, net of acquisition:
        Depreciation and amortization                           29,000        42,878
        Amortization of purchase price to be allocated          95,812            --
        Stock based compensation                               288,000        27,815
        Gain on sale of Travlang                                    --      (273,400)
   Changes in assets and liabilities:
        Accounts receivable                                    198,271       (66,384)
        Inventory                                               23,234        10,710
        Prepaid expenses                                        45,795       (19,951)
        Other assets                                            (2,293)       20,748
        Accounts payable and accrued expenses                 (511,340)      239,234
        Net liabilities to be disposed of                     (303,232)           --
        Notes payable                                         (211,930)           --
        Deferred revenue                                       157,885            --
        Lease payable                                             (968)           --
                                                             ---------     ---------
Net cash used in operating activities                         (182,053)     (824,293)
                                                             ---------     ---------
INVESTING ACTIVITIES
    Purchase of property and equipment                              --       (20,199)
    Proceeds from GTMI acquisition                             221,580            --
                                                             ---------     ---------
Net cash provided by (used in) investing activities            221,580       (20,199)
                                                             ---------     ---------
FINANCING ACTIVITIES
    Proceeds from convertible notes                             35,000       310,000
    Net proceeds from sale of assets                                --       146,027
    Proceeds from issuance of common stock                          --       300,000
                                                             ---------     ---------
Net cash provided by financing activities                       35,000       756,027
                                                             ---------     ---------
Net increase (decrease) in cash                                 74,527       (88,465)

Cash at beginning of period                                     96,003       128,192
                                                             ---------     ---------
Cash at end of period                                        $ 170,530     $  39,727
                                                             =========     =========



See accompanying notes to consolidated condensed financial statements.

TARGITINTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2001


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Company

Pursuant to a Transfer Agreement dated March 23, 2001 among TargitInteractive, Inc. (the "Company"), Gourmet Productions, Inc., d/b/a VirtualGourmet.com, and Rundell Coursey Company, the Company transferred its domain name, brand name and all technology used in the operation of the TargitInteractive website, in exchange for cancellation of $100,000 of matured notes, 20% of Gourmet Productions outstanding stock, and a percentage of VirtualGourmet.com's gross retail sales up to $125,000 in royalties. The Company also issued 20,000 shares of its stock to Gourmet Productions. The Company is working on settling its trade debts and converting its long-term creditors to equity. In addition, management is exploring other opportunities for the Company assuming the informal workout with creditors is completed successfully. The Company is focusing on interactive marketing opportunities.

On May 29, 2001, the Company acquired Global Technology Marketing International, Inc. d/b/a TargitMail.com, Inc., who contracts with Internet Service Providers
(ISPs) and e-mail service providers (ESPs) to deliver commercial e-mail advertising to the ISP's customers under the TargitMail.com domain name (see
Note 4).

On July 27, 2001, the Company acquired Williams Software, Inc. d/b/a FirstPop, an interactive marketing company. FirstPop Technologies has developed a unique message delivery system platform for use by corporate clients for broadcasting marketing or corporate messages across the Internet or through private intranets or extranets (see Note 7).

Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

Revenue Recognition

The Company's revenues are derived principally from the delivery of commercial advertising through the Internet. Revenues from commercial e-mail advertising are recognized upon delivery of advertising to the ISP's customers. Upon delivery, the Company has no further obligations.


NOTE 2:  INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB of the Securities and Exchange Commission rules and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. All significant intercompany accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with the Company's audited financial statements and accompanying footnotes included on Form 10-KSB for the fiscal year ended December 31, 2000.


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

NOTE 4:  ACQUISITION OF GLOBAL TECHNOLOGY MARKETING INTERNATIONAL

Effective May 29, 2001, TargitInteractive, Inc. (the "Company"), consummated a merger pursuant to a merger agreement (the "Agreement") with Global Technology Marketing International, Inc. d/b/a TargitMail.com (TargitMail.com), and TM.com Acquisition Corp., a wholly-owned subsidiary of TargitInteractive, Inc. TargitMail.com contracts with Internet Service Providers (ISPs) and e-mail service providers (ESPs) to deliver commercial e-mail advertising to the ISP's customers under the TargitMail.com domain name. Pursuant to the agreement, TM.com Acquisition Corporation merged with and into TargitMail.com, Inc. in a reverse triangular merger (the "merger"), with TargitMail.com, Inc. the surviving corporation. Pursuant to the merger, the Company issued two 5% Convertible Notes at $200,000 each for 100% of the outstanding Series A Preferred Stock at $.08/share and warrants to purchase up to 10% of TargitInteractive's common stock, outstanding immediately following the acquisition of FirstPop.com, which was consummated on July 27, 2001. The common stock did not receive any consideration.

The warrants are for the purchase of up to 2,000,000 shares of common stock at an exercise price of $1.00. The Company has accounted for the warrants using the Black Scholes method and determined that the fair value of the warrants was $.28. The term of the warrants are one year from the date of issuance. The charge to equity of $560,000 was recorded in the purchase entry.

The Notes are convertible into 40% on an as-converted basis of the shares of common stock outstanding immediately prior to the conversion. The notes were converted on August 15, 2001 into 10,400,000 shares of common stock.

The merger was accounted for using the purchase method of accounting. The Company has determined the "purchase price to be allocated" to be $3,449,219, which consists of the fair value of the beneficial conversion feature of the convertible notes $268,750, the fair value of the convertible notes $400,000, the fair value of warrants issued to the preferred shareholders $560,000 and net liabilities assumed of $2,220,469. The purchase price has been allocated to "purchase price to be allocated" of $3,449,219. The Company is in the process of obtaining an independent valuation of the assets of Targitmail.com at which time the "purchase price to be allocated" will be allocated to the respective assets and adjusted, if necessary.

NOTE 5:  PRO FORMA INFORMATION

The following unaudited pro forma financial information reflects the results of operations for the six-month periods ended June 30, 2001 and June 30, 2000, as if the acquisition had occurred at the beginning of the respective periods presented, and after giving effect to purchase accounting adjustments. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the Company and Global Technology Marketing International, Inc. been combined during the specified periods.


                                                    Six Months Ended
                                         --------------------------------------
                                           June 30, 2001        June 30, 2000
                                         -----------------    -----------------
Net revenues                               $   2,571,487        $   2,394,798
Loss from continuing operations               (2,493,777)         (10,472,782)
Income (loss) from discontinued operations       517,779             (820,433)
Net loss                                      (1,975,998)         (11,293,215)
Net loss per share                         $        (.17)       $       (1.02)


NOTE 6:  DEBT CONVERSION

In April and May 2001, the Company issued an aggregate of 866,162 shares of common stock for the conversion of approximately $1,030,000 in notes payable, accounts payable and related interest. The Company recognized approximately $193,000 of forgiveness of debt.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Global Technology Marketing International (GTMI) is a defendant in a number of pending legal proceedings. Except for the following cases all other pending litigation relates to accounts payable issues and the Company believes that these liabilities will not materially affect its business, results of operation or financial condition.

On April 4, 2001, Juno Online Services, Inc. filed a complaint against Global Technology Marketing International, LLC in the United States District Court for the Southern District of New York. The complaint alleges that, Juno is due more than $3,342,952 for marketing services pursuant to an advertising agreement. As of June 30, 2001, the Company has a payable to Juno in the amount of $1,114,769.

On May 16, 2001 GTMI filed an answer and counterclaim, denying its material allegations and raising various counterclaims that seek rescission of all contracts between the parties based on Plaintiff-Counterclaim Defendant Juno's fraudulent inducement. On June 8, 2001 Juno replied to the counterclaims and denied the material allegations.

The Court has set February 28, 2002, as the date for completion of all discovery.

Because the payables are involved in litigation, events could occur in the near term that would materially affect the amount and timing of payments of this account.

On December 27, 2000, Richard J. Alberigi filed a complaint against Global Technology Marketing International, LLC, d/b/a Targitmail.com and Walter Rines in the United States District Court for the District of Massachusetts. The complaint alleges that the former employee was not paid severance pay and other benefits and is seeking damages in the amount of $45,000. On July 26, 2001 GTMI filed a response to request for admissions. The Company denies the allegations and as of June 30, 2001, has not accrued expenses for this case.

NOTE 8:  COMMON STOCK

In April 2001, the Company issued 240,000 shares of common stock to management and consultants for services. Compensation expense of $288,000 was recorded based on the fair value of the stock on the dates of issuance.

NOTE 9:  SUBSEQUENT EVENTS

On August 9, 2001, the Company effected a thirty-for-one stock split. This stock split has been retroactively reflected in the condensed financial statements and footnote disclosures for all periods presented.

In July 2001, TargitInteractive entered into a merger agreement with Williams Software, Inc. d/b/a FirstPop, an interactive marketing company. FirstPop Technologies has developed a unique message delivery system platform for use by corporate clients for broadcasting marketing or corporate messages across the Internet or through private intranets or extranets. As a result of the merger the outstanding shares of FirstPop were converted into $300,000 principal amount of notes. The notes were converted into an aggregate of 6,745,000 shares of TargitInteractive on August 9, 2001.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

            The discussion and analysis set forth below should be read in conjunction with our Financial Statements and the related notes thereto appearing elsewhere in this quarterly report. The information presented for the six months ended June 30, 2001, and June 30, 2000, was derived from unaudited financial statements, which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

Forward Looking Statements

            This Report on Form 10-QSB contains certain forward-looking statements. When used in this report, press releases and elsewhere by the management of the Company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the ability of the Company to meet its working capital and liquidity needs, economic trends for consumer advertisers, the availability of long-term credit, unanticipated changes in the U.S. and international economies, business conditions and growth in e-commerce and the timely development and acceptance of new products, the impact of competitive products and pricing, and other risks detailed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Going Concern

            The Company's viability as a going concern has been dependent since inception upon its ability to raise sufficient working capital from equity and debt financing. The Company experienced losses from operations since inception, and had a working capital deficit at June 30, 2001. The Company experienced a loss before discontinued operations of $508,066 for the six months ended June 30, 2001, and had a working capital deficit of $3,792,425 at June 30, 2001. Further, TargitMail.com, acquired in May 2001, had a loss of approximately $18.0 million in 2000. See "Liquidity and Capital Resources," below.



Results of Operations

     Three months ended June 30, 2001 and 2000

            The Company had net revenues of $284,469 in the quarter ended June 30, 2001 compared to zero in the quarter ended June 30, 2000. The increase is due to the inclusion of one month of revenues from the Company's acquisition on May 29, 2001 of TargitMail.com. The 2000 presentation has been adjusted to reflect the discontinued operations of the GourmetMarket.com business. Accordingly, operations from the prior period related to the discontinued segment have been reclassified to "net income (loss) from discontinued operations" for consistency and comparability. The Company had a gain from discontinued operations of $478,112 in the quarter ended June 30, 2001, compared to a loss from discontinued operations of $430,520 in the quarter ended June 30, 2000. The gain from discontinued operations in the quarter ended June 30, 2001 was largely the result of Company negotiating down its current accounts payable.

The increase in costs and expenses of $625,533 is primarily due to the inclusion of one month of operations from the Targitmail.com acquisition. The Company had net income of $17,928 in the quarter ended June 30, 2001 compared to a net loss of $573,475 in 2000.

Six months ended June 30, 2001 and 2000

            The Company had net revenues of $284,469 for the six months ended June 30, 2001 compared to zero for the six months ended June 30, 2000. The increase is due to the inclusion of one month of revenues from the Company's acquisition on May 29, 2001 of TargitMail.com. The 2000 presentation has been adjusted to reflect the discontinued operations of the GourmetMarket.com business. Accordingly, operations from the prior period related to the discontinued segment have been reclassified to "net income (loss) from discontinued operations" for consistency and comparability. The Company had a gain from discontinued operations of $517,779 for the six months ended June 30, 2001, compared to a loss from discontinued operations of $820,433 for the six months ended June 30, 2000. The gain from discontinued operations in the quarter ended June 30, 2001 was largely the result of Company negotiating down its current accounts payable and recognizing forgiveness of debt income. The increase in costs and expenses of $542,845 is primarily due to the inclusion of one month of operations from the Targitmail.com acquisition. The Company had net income of $9,713 for the six months ended June 30, 2001 compared to a net loss of $805,943 in 2000.


Liquidity and Capital Resources

         At June 30, 2001, TargitInteractive had $170,530 in cash, $794,032 in accounts receivable and $2,000 in prepaid expenses. Current liabilities were $4,758,987, of which $3,905,206 was accounts payable, $294,575 was accrued expenses, $50,000 was notes payable, $13,367 was current maturities of long term debt, $157,885 was deferred revenue and $337,954 was net liabilities to be disposed of which is related to the discontinued operations. As a result of the TargitMail acquisition, $3,449,219 of "purchase price to be allocated" was recorded of which $95,812 has been amortized. As a result, TargitInteractive had negative working capital of $3,792,425.

         During the six-months ended June 30, 2001, TargitInteractive used $182,053 of cash for operating activities. Net cash provided by investing activities was $221,580, consisting of cash acquired in the TargitMail acquisition. Net cash provided by financing activities was $35,000, which was due to proceeds from the issuance of convertible notes.

       The Company continues to negotiate with trade creditors. It has entered into settlement agreements with a majority of its creditors from its discontinued operations and is negotiating with the former TargitMail creditors and is seeking funds to pay the cash necessary for these agreements from shareholders and others. In addition, the Company has converted approximately $1,240,000 of its outstanding notes to common stock and written off approximately $292,000 in notes and related interest and $335,000 of accounts payable to forgiveness of debt.



                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings
None

Item 2.  Changes in Securities

The Company effected a 30 for 1 reverse stock split on August 9, 2001. This stock split has been reflected in the financial statements and footnotes for all periods presented.


Item 3.  Defaults Upon Senior Securities

Approximately $905,000 of convertible and nonconvertible notes matured on December 31, 2000 which had not been paid. The Company has negotiated the conversion of these notes into 866,162 shares of common stock during the three months ended June 30, 2001.

Item 4.  Submission of Matters to a Vote of Security-Holders

By written consent dated June 25, 2001, a majority of the Company's shareholders approved the election of Noel Guillama and C. Lawrence Rutstein, Byron Kalogerou, Louis Chiesa, James Baker and Guenther Reibling to the Board of Directors, a change in the name to TargitInteractive, Inc., the reverse stock split and the adoption of the 2001 Equity Incentive Plan.

Item 5.  Other Information.
None

Item 6. Exhibits and Reports on Form 8-K. Form 8-K dated May 29, 2001 reporting the acquisition of Global Technology Marketing International, Inc. d/b/a TargitMail.com







                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

                                           TARGITINTERACTIVE, INC.

Date:  August 20, 2001

                                           By:  /s/ Noel J. Guillama
                                           --------------------------------
                                           Noel J. Guillama, Chairman