Form 10QSB
period 2001-09-30
TARGITINTERACTIVE INC
filed 2001-11-19
CIK 1078629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE PERIOD ENDED: SEPTEMBER 30, 2001

                        COMMISSION FILE NUMBER: 000-27391


                             TARGITINTERACTIVE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                      51-0347728
 ------------------------------                      -------------------
 State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                      Identification No.)



                155 Commerce Way, Portsmouth, New Hampshire 03801
          ------------------------------------------------------------
          (Address, including zip code, of principal executive offices)


                                 (603) 766-8300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of November 15, 2001, the number of the Company's shares of par value $.001 common stock outstanding was 22,389,178.

                                      INDEX

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheet                                      3

Condensed Consolidated Statements of Operation                            4

Condensed Consolidated Statements of Cash Flow                            5

Notes to Condensed Consolidated Financial Statements                      6

Item 2- Management's Discussion and Analysis of Financial Condition       8
             And Results of Operations

PART II - OTHER INFORMATION

SIGNATURES                                                                11

                                     PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             TARGITINTERACTIVE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                                $    196,324
  Accounts receivable, net of allowance for doubtful accounts                   495,872
  Inventory                                                                      51,417
  Prepaid expenses                                                              149,802
                                                                           ------------
Total current assets                                                            893,415

Property and equipment, net of accumulated depreciation                         806,580

Purchase price to be allocated                                                1,322,088
Due from related party                                                           11,562
Other assets                                                                     36,344
                                                                           ------------
Total assets                                                               $  3,069,989
                                                                           ============
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                                    $  4,623,179
  Accrued expenses                                                              572,725
  Current portion of obligations under capital leases                            31,608
  Note payable                                                                   50,000
  Net liabilities to be disposed                                                346,747
  Deferred revenue                                                              287,885
                                                                           ------------

Total current liabilities                                                     5,339,419
                                                                           ------------
Obligations under capital leases, net of current portion                         12,032

Total liabilities                                                             5,351,451

Commitments and contingencies

Shareholders' deficit:
  Convertible preferred stock (Series A); par value $.001;
    10,000,000 shares authorized; no shares issued and outstanding                   --
  Common stock; $.001 par value; 100,000,000 shares authorized;
    22,273,037 shares issued and outstanding                                     22,257
  Additional paid-in capital                                                 22,070,365
  Subscriptions receivable                                                       (1,512)
  Unearned compensation                                                        (327,250)
  Accumulated deficit                                                       (24,045,322)
                                                                           ------------

Total shareholders' deficit                                                  (2,281,462)
                                                                           ------------
Total liabilities and shareholders' deficit                                $  3,069,989
                                                                           ============

     See accompanying notes to consolidated condensed financial statements.

                             TARGITINTERACTIVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended                        Nine Months ended
                                                            September 30,                              September 30,
                                                 ----------------------------------          ----------------------------------
                                                     2001                 2000                   2001                  2000
                                                 ------------          ------------          ------------          ------------
Revenues                                         $    765,568          $  1,349,902          $  3,333,711          $  3,744,700

Costs and expenses:
   Costs of revenues                                  383,648             1,288,889             1,658,487            10,063,637
   Depreciation and amortization                       91,854                66,738               236,854               306,630
   Payroll, benefits and related expense              395,733             1,216,145             1,546,254             2,453,602
   General and administrative                       1,306,427             1,648,497             2,654,832             3,756,084
                                                 ------------          ------------          ------------          ------------
Total costs and expenses                            2,177,662             4,220,269             6,096,427            16,579,953

Loss from continuing operations                    (1,412,094)           (2,870,367)           (2,762,716)          (12,835,253)

Interest income (expense)                            (513,976)             (206,921)             (901,230)             (250,249)
Other income (expense)                                 11,577                    --                14,492                    --
Embedded dividends on preferred stock                      --                    --              (143,182)                   --
                                                 ------------          ------------          ------------          ------------
Loss before discontinued operations                (1,914,493)           (3,077,288)           (3,792,636)          (13,085,502)
                                                 ------------          ------------          ------------          ------------
Discontinued operations:
   Net income (loss) from discontinued
      operations                                           --                    --               108,670                    --
                                                 ------------          ------------          ------------          ------------
Net income (loss)                                  (1,914,493)           (3,077,288)           (3,683,966)          (13,085,502)
                                                 ============          ============          ============          ============
Basic and diluted loss per common share:

Loss before discontinued operations              $      (0.15)         $      (4.70)         $      (0.75)         $     (20.11)
                                                 ============          ============          ============          ============
Discontinued operations                          $       0.00          $      (0.00)         $       0.02          $      (0.00)
                                                 ============          ============          ============          ============
Basic and diluted loss per common share          $      (0.15)         $      (4.70)         $      (0.73)         $     (20.11)
                                                 ============          ============          ============          ============
Weighted average number of common
  shares outstanding                               12,940,157               654,180             5,076,890               650,740
                                                 ============          ============          ============          ============

     See accompanying notes to consolidated condensed financial statements.

                             TARGITINTERACTIVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                       2001                  2000
                                                                   ------------          ------------
OPERATING ACTIVITIES
Net (loss)                                                         $ (3,683,966)         $(13,085,502)
Adjustments to reconcile net (loss) to net
   cash used in operating activities, net of effects of acquisition:
        Depreciation and amortization                                   236,854               306,630
        Issuance of warrants for debt premium                           560,000                    --
        Issuance of stock for services                                  583,750                    --
        Amortization of unearned compensation                            19,250                    --
        Bad debt expense                                                445,000                    --
        Embedded dividends on preferred stock                           143,182                    --
   Changes in assets and liabilities:
        Accounts receivable                                             279,312              (656,420)
        Inventory                                                       (51,417)                   --
        Prepaid expenses                                                187,239            (1,579,065)
        Other assets                                                     14,100                    --
        Accounts payable and accrued expenses                           117,116             3,063,336
        Net liabilities to be disposed of                              (107,335)                   --
        Current portion of obligation under capital leases               (4,223)                   --
        Deferred revenue                                                157,885                    --
                                                                   ------------          ------------
Net cash used in operating activities                                (1,043,253)          (11,951,021)
                                                                   ------------          ------------
INVESTING ACTIVITIES
    Purchase of property and equipment                                  (23,957)             (867,903)
    Increase in deposits                                                     --                51,297
    Proceeds from sale of property and equipment                         11,000                    --
    Proceeds from Williams Software acquisition                         225,758                    --
                                                                   ------------          ------------
Net cash provided by (used in) investing activities                     212,801              (816,606)
                                                                   ------------          ------------
FINANCING ACTIVITIES
    Proceeds from subscriptions receivable                               75,000                    --
    Capital contributions, net of subscriptions receivable
      from members                                                           --             2,000,000
    Capital contributions                                                    --               371,418
    Proceeds from notes payable to bank                                 799,000            10,305,000
    Payments of capital lease obligations                                (4,883)               (9,283)
                                                                   ------------          ------------
Net cash provided by financing activities                               869,117            12,667,135
                                                                   ------------          ------------
Net increase (decrease) in cash                                          38,665              (100,492)

Cash at beginning of period                                             157,659               435,781
                                                                   ------------          ------------
Cash at end of period                                              $    196,324          $    335,289
                                                                   ============          ============


     See accompanying notes to consolidated condensed financial statements.

TARGITINTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2001


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Company

On May 29, 2001, TargitInteractive, Inc. (the "Company") merged with Global Technology Marketing International Inc., d/b/a TargitMail.com. The merger with TargitMail.com was accounted for as a merger with a non-operating public company. The Company is a provider of interactive marketing services through the Internet (See Note 5).

On July 27, 2001, the Company acquired Williams Software, Inc. d/b/a FirstPop.com, an Internet marketing company. FirstPop.com has developed a technology for Internet based advertising which provides the ability to send an advertisement to a subscriber that appears first and on top of any Website. This is accomplished without being associated with any website or their I.S.P. (Internet Service Provider). (See Note 6)

Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

On June 29, 2001, the Financial Accounting Standards Board unanimously approved the issuance of Statements of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement 142). Statement 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 changes the criteria to recognize intangible assets apart from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Identifiable intangible assets will continue to be amortized over their estimated useful lives. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001, provided that their first quarter financial statements have not been issued.

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

NOTE 3:  GOING CONCERN - UNCERTAINTY

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has initiated several actions to generate working capital and improve operating performances, including capital contributions and has instituted cost reduction measures.

There can be no assurance that the Company will be able to successfully implement its plans, or if such plans are successfully implemented, that the Company will achieve its goals. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 4:  LOSS PER SHARE

Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares for the period. The computation of diluted loss per share is similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares, such as options, had been issued. Diluted loss per share is not presented because the effects would be anti-dilutive.

NOTE 5:  MERGER WITH GLOBAL TECHNOLOGY MARKETING INTERNATIONAL, INC.

Effective May 29, 2001, TargitInteractive consummated a merger pursuant to a merger agreement with Global Technology Marketing International, Inc. d/b/a TargitMail.com (TargitMail.com), and TM.com Acquisition Corp., a wholly-owned subsidiary of TargitInteractive, Inc. TargitMail.com contracts with ISPs and ESPs to deliver commercial e-mail advertising to the ISP's customers under the TargitMail.com domain name. Pursuant to the merger agreement, TM.com Acquisition Corporation merged with and into TargitMail.com in a reverse triangular merger (the "merger"), with TargitMail.com becoming a wholly owned subsidiary of TargitInteractive.

As the controlling shareholders of TargitMail.com became the largest stockholders of the Company, the merger was accounted for as a reverse acquisition. Accordingly, the acquisition has been treated as an acquisition of TargitInteractive, Inc. by Global Marketing Technologies International, Inc. and as a recapitalization of Global Marketing Technologies International, Inc. The historical financial statements presented prior to May 29, 2001 are those of TargitMail.com.

Pursuant to the merger, the Company issued two 5% Convertible Notes at $200,000 principal amount each for 100% of the outstanding Series A Preferred Stock at $.08/share and warrants to purchase up to 10% of TargitInteractive's common stock, outstanding immediately following the acquisition of FirstPop.com, which was consummated on July 27, 2001 (See Note 6). The common stock did not receive any consideration.

The warrants are for the purchase of up to 10% of TargitInteractive's common stock at an aggregate exercise price of $2,000,000. The Company has accounted for the warrants using the Black Scholes method and determined that the fair value of the warrants was $.28. The term of the warrants are one year from the date of issuance. As of September 30, 2001, the Company recorded $560,000 in interest expense.

The Notes were convertible into 40% on an as-converted basis of the shares of the fully diluted common stock outstanding immediately prior to the conversion. The notes were converted on August 15, 2001 into 10,400,000 shares of common stock.

NOTE 6: ACQUISITION OF WILLIAMS SOFTWARE, INC.

Effective July 27, 2001, TargitInteractive consummated a merger pursuant to a merger agreement with Williams Software, Inc. d/b/a FirstPop.com , and FP Acquisition Corp., a wholly-owned subsidiary of TargitInteractive. FirstPop.com, an interactive marketing company, has developed a unique message delivery system platform for use by corporate clients for broadcasting marketing or corporate messages across the Internet or through private intranets or extranets. Pursuant to the agreement, FP Acquisition Corporation merged with and into FirstPop.com, in a reverse triangular merger (the "merger"), with FirstPop.com, becoming a wholly owned subsidiary of TargitInteractive. . Pursuant to the merger agreement, the Company issued a 5% Convertible Note at $300,000 aggregate principal amount for 100% of the outstanding common stock and warrants to purchase up to 5% of TargitInteractive's common stock, outstanding immediately following the closing date.

The warrants are for the purchase of up to 5% of TargitInteractive's common stock at an aggregate exercise price of $1 million. The Company has accounted for the warrants using the Black Scholes method and determined that the fair value of the warrants was $.28. The term of the warrants are one year from the date of issuance. The charge to equity of $280,000 was recorded as a part of the purchase price. The warrants expire June 30, 2002 and are contingent upon the completion of a $2,000,000 private placement.

The Note was converted into 6,745,000 of shares of common stock on August 15, 2001.

The merger was accounted for using the purchase method of accounting. The Company has determined the "purchase price to be allocated" to be $1,322,088, which consists of the fair value of the convertible notes $1,100,000, the fair value of warrants $280,000, incentive shares issued to FirstPop shareholders who contributed capital to complete the merger $66,000, less the assumption of subscriptions receivable of $76,513 and less net assets of $47,399, which consists of $225,758 of cash, $137,802 of prepaid expenses, fixed assets of $92,998, liabilities of $279,358 and deferred revenue of $130,000. The purchase price has been allocated to "purchase price to be allocated" of $1,322,088. The Company is in the process of obtaining an independent valuation of the assets of FirstPop.com at which time the "purchase price to be allocated" will be allocated to the respective assets and adjusted, if necessary.

NOTE 7:  PRO FORMA INFORMATION

The following unaudited pro forma financial information reflects the results of operations for the nine-month periods ended September 30, 2001 and September 30, 2000, as if the Global Technology Marketing International, Inc. and Williams Software, Inc. acquisitions had occurred at the beginning of the respective periods presented, and after giving effect to purchase accounting adjustments. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the Company, Global Technology Marketing International, Inc. and Williams Software, Inc. been combined during the specified periods.


                                                    Nine Months Ended
                                         --------------------------------------
                                         September 30, 2001   September 30, 2000
                                         -----------------    -----------------
Net revenues                               $   3,333,745        $   3,744,910
Loss from continuing operations               (5,027,870)         (14,218,478)
Income (loss) from discontinued operations       455,978             (775,344)
Net loss                                      (4,571,892)         (14,993,822)
Net loss per share                         $        (.90)       $      (23.04)


NOTE 8:  DEBT CONVERSION

On July 27, 2001, the Company issued 200,000 shares of common stock to a related party for the conversion of a $60,000 note payable and related interest.

On August 15, 2001, the 5% convertible notes payable and related accrued interest payable issued in the TargitMail.com acquisition ($400,000) and the FirstpPop.com acquisition ($300,000), were converted into 10,400,000 shares and 6,745,000 shares of common stock, respectively.


NOTE 9: COMMON STOCK

On July 27, 2001, the Company issued 1,575,000 shares of common stock to three officers of its newly acquired wholly owned subsidiary FirstPop.com, for management services over thirty-six months. The shares vest ratably over the three-year period. At September 30, 2001, the Company has recorded $327,250 of unearned compensation in the equity section of the balance sheet and has recognized $19,250 of stock based compensation expense related to the issuance. The shares were valued using the fair market value on the date of issuance as determined by an independent fair value appraiser.

On July 27, 2001, the Company issued 1,275,000 shares of common stock for investment banking services related to the TargitMail.com and FirstPop.com transactions rendered pursuant to a contract, which was executed in April 2001. The shares were valued using the market value on the date of issuance with a twenty-five percent discount for transfer and liquidity restrictions. The Company recorded $573,750 of stock based compensation expense during the quarter ending September 30, 2001. The Company is also required to pay this company $5,000 per month for a twelve-month period for services.

On August 9, 2001, the Company effected a thirty-for-one stock split. This stock split has been retroactively reflected in the condensed financial statements and footnote disclosures for all periods presented.


NOTE 10: COMMITMENTS AND CONTINGENCIES

TargitMail.com is a defendant in a number of pending legal proceedings. Except for the following cases all other pending litigation relates to accounts payable issues and the Company believes that these liabilities will not materially affect its business, results of operation or financial condition.

On April 4, 2001, Juno Online Services, Inc. filed a complaint against TargitMail.com in the United States District Court for the Southern District of New York. The complaint alleges that, Juno is due more than $3,342,952 for marketing services pursuant to an advertising agreement. As of September 30, 2001, the Company has a payable recorded to Juno in the amount of $1,114,769.

On May 16, 2001 TargitMail.com filed an answer and counterclaim, denying its material allegations and raising various counterclaims that seek rescission of all contracts between the parties based on Plaintiff-Counterclaim Defendant Juno's fraudulent inducement. On June 8, 2001 Juno replied to the counterclaims and denied the material allegations.

The Court has set February 28, 2002, as the date for completion of all discovery.

Because the payables are involved in litigation, events could occur in the near term that would materially affect the amount and timing of payments of this account.

On December 27, 2000, Richard J. Alberigi filed a complaint against Global Technology Marketing International, LLC, d/b/a Targitmail.com and Walter Rines in the United States District Court for the District of Massachusetts. The complaint alleges that the former employee was not paid severance pay and other benefits and is seeking damages in the amount of $45,000. On July 26, 2001 TargitMail.com filed a response to request for admissions. The Company denies the allegations and as of June 30, 2001, has not accrued expenses for this case.


NOTE 11:  SUBSEQUENT EVENTS

On October 19, 2001, Noel Guillama resigned as Chairman, CEO and Director. Pursuant to the management agreement, of the 525,000 shares allocated to him as an officer that were to vest over three years, Mr. Guillama received 100,000 of such shares and the remainder were re-allocated to remaining officers. In addition, he was issued 66,141 shares in lieu of any cash compensation. Of the options granted to him in August 2001, he retained 100,000 options with an exercise price of $.01 per share and the remainder were cancelled.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

            The discussion and analysis set forth below should be read in conjunction with our Financial Statements and the related notes thereto appearing elsewhere in this quarterly report. The information presented for the nine months ended September 30, 2001, and September 30, 2000, was derived from unaudited financial statements, which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

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

Going Concern

            The Company's viability as a going concern has been dependent since inception upon its ability to raise sufficient working capital from equity and debt financing. The Company experienced losses from operations since inception, and had a working capital deficit at September 30, 2001. The Company experienced a loss before discontinued operations of $3,792,636 for the nine months ended September 30, 2001, and had a working capital deficit of $4,446,004 at September 30, 2001. Further, TargitMail.com, acquired in May 2001, had a loss of approximately $18.0 million in 2000. See "Liquidity and Capital Resources," below.



Results of Operations

     Three months ended September 30, 2001 and 2000

            The Company had revenues of $765,568 in the quarter ended September 30, 2001 compared to $1,349,902 in the quarter ended September 30, 2000. The decrease is due to the change in the business focus to provide more comprehensive marketing services, as well as a substantial slowdown in business in September 2001 after the terrorist attacks. Cost of revenues decreased $905,241 from $1,288,889 for the three months ended September 30, 2000 to $383,648 for the three months ended September 30, 2001. The decrease is a result of a different cost structure as a result of the restructuring that occurred in late 2000 and the first half of 2001. The 2000 presentation has been adjusted to reflect the historical operation of TargitMail.com, Inc., as it is the accounting acquirer in the merger with TargitInteractive.

The decrease in costs and expenses of $2,042,607 is primarily due to the Company's downsizing its overhead. The Company had a net loss of $1,914,493 in the quarter ended September 30, 2001 compared to a net loss of $3,077,288 in 2000.

Nine months ended September 30, 2001 and 2000

            The Company had net revenues of $3,333,711 for the nine months ended September 30, 2001 compared to $3,744,700 for the nine months ended September 30, 2000. The decrease is due to the change in the business focus to provide more comprehensive marketing services, as well as a substantial slowdown in business in September 2001 after the terrorist attacks. Cost of revenues decreased $8,405,150 from $10,063,637 for the nine months ended September 30, 2000 to $1,658,487 for the nine months ended September 30, 2001. The decrease is a result of a different cost structure as a result of the restructuring that occurred in late 2000 and the first half of 2001. The Company had a gain from discontinued operations of $108,670 for the nine months ended September 30, 2001, and no gain or loss from discontinued operations for the nine months ended September 30, 2000. The gain from discontinued operations was largely the result of Company recognizing forgiveness of debt income for the discontinued operations of a former subsidiary of TargitInteractive, Inc. Due to the merger with TargitMail.com, the historical information presented is that of TargitMail.com. Accordingly, operations of TargitInteractive are presented from the date of the merger, May 29, 2001 to present. The decrease in costs and expenses of $10,483,526 is primarily due to the restructuring and downsizing that occurred in late 2000 and the first half of 2001. The Company had a net loss of $3,683,966 for the nine months ended September 30, 2001 compared to a net loss of $13,085,502 for the nine months ended September 30, 2000.


Liquidity and Capital Resources

         At September 30, 2001, TargitInteractive had $196,324 in cash, $495,872 in accounts receivable, $51,417 in inventory and $149,802 in prepaid expenses. Current liabilities were $5,339,419, of which $4,050,454 was accounts payable, $572,725 was accrued expenses, $50,000 was notes payable, $31,608 was current maturities of long term debt, $287,885 was deferred revenue and $346,747 was net liabilities to be disposed of which is related to the discontinued operations. As a result of the FirstPop.com acquisition, $1,322,088 of "purchase price to be allocated" was recorded. As a result, TargitInteractive had negative working capital of $4,446,004.

         During the nine-months ended September 30, 2001, TargitInteractive used $1,043,253 of cash for operating activities. Net cash provided by investing activities was $212,801, consisting primarily of cash acquired in the FirstPop acquisition. Net cash provided by financing activities was $869,117, which was due to draws on a line of credit guaranteed by the former preferred shareholders and to proceeds from subscriptions receivable. The Company continues to negotiate with trade creditors. It has entered into settlement agreements with a majority of its creditors from its discontinued operations and is negotiating with the former TargitMail creditors and is seeking funds to pay the cash necessary for these agreements from shareholders and others. In addition, the Company has converted approximately $1,560,000 of its outstanding notes to common stock and written off $108,670 of accounts payable to forgiveness of debt.


Trends

         As a result of the September terrorist attacks, the Company's business had a significant slowdown for the remainder of September and into October. As marketers realized the potential problems with mail, the Company, like its competitors realized an increase in inquiries as potential customers believed that interactive marketing would become more accepted by consumers. However, due to the current business climate, it has not yet resulted in a significant upturn in business, although it has returned to pre-September 11 levels.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

TargitMail.com is a defendant in a number of pending legal proceedings. Except for the following cases all other pending litigation relates to accounts payable issues and the Company believes that these liabilities will not materially affect its business, results of operation or financial condition.

On April 4, 2001, Juno Online Services, Inc. filed a complaint against TargitMail.com in the United States District Court for the Southern District of New York. The complaint alleges that, Juno is due more than $3,342,952 for marketing services pursuant to an advertising agreement. As of September 30, 2001, the Company has a payable recorded to Juno in the amount of [$1,114,769].

On May 16, 2001 TargitMail.com filed an answer and counterclaim, denying its material allegations and raising various counterclaims that seek rescission of all contracts between the parties based on Plaintiff-Counterclaim Defendant Juno's fraudulent inducement. On June 8, 2001 Juno replied to the counterclaims and denied the material allegations.

The Court has set February 28, 2002, as the date for completion of all discovery.

Item 2.  Changes in Securities

The Company effected a 30 for 1 reverse stock split on August 9, 2001. This stock split has been reflected in the financial statements and footnotes for all periods presented.


Item 3.  Defaults Upon Senior Securities

None.


Item 4.  Submission of Matters to a Vote of Security-Holders


         By an information statement dated July 16, 2001, the following actions were taken:

     o Reverse stock split. A 30 to 1 reverse stock split of the outstanding common stock.

     o Amendment to Certificate of Incorporation: An amendment to the Certificate of Incorporation that changed the name to TargitInteractive Inc.

     o Election of Directors. Noel Guillama and C. Lawrence Rutstein, current directors, were re-elected to the Board of Directors. Byron Kalogerou, Louis Chiesa, James Baker and Guenther Reibling were elected directors.

     o Equity Incentive Plan. The 2001 Equity Incentive Plan providing for up to 3,000,000 shares was approved.


Item 5.  Other Information.

              On October 19, 2001, Noel Guillama resigned as Chairman, CEO and Director. Pursuant to the agreement, of the 525,000 shares allocated to him as an officer that were to vest over three years, Mr. Guillama received 100,000 of such shares and the remainder were re-allocated to other officers. In addition, he was issued 66,141 shares in lieu of any cash compensation. Of the options granted to him in August 2001, he retained 100,000 options with an exercise price of $.01 per share and the remainder were cancelled.

         James Baker remains the president. No Chairman has been selected.

     Item 6.  Exhibits and Reports on Form 8-K.

           Form 8-K dated July 27, 2001 reporting the acquisition of Williams Software, Inc. d/b/a FirstPop Technologies, Inc.

           Form 8-K/A filed August 14, 2001 for Form 8-K dated May 29, 2001 reporting the acquisition of Global Technology Marketing International, Inc. d/b/a TargitMail.com.

         Forms 8-K dated September 20, 2001 and 8-K/A dated September 28, 2001 reporting a change in the registrant's certifying accountant.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

                             TARGITINTERACTIVE, INC.

Date:  November 19, 2001

                                           By:  /s/ James Baker
                                           --------------------------------
                             James Baker, President