Form 10KSB
period 2001-12-31
TARGITINTERACTIVE INC
filed 2002-04-16
CIK 1078629

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transaction Report Under Section 13 or 15(d) of Securities Exchange Act of 1934

         For the transition period from ______ to ______

                       Commission File Number: 000-27391

                             TARGITINTERACTIVE, INC.
      ---------------------------------------------------------------------
      (Exact Name of Small Business Registrant as Specified in its Charter)

           Delaware                                         51-0347728
 --------------------------------                  ----------------------------
(State or other jurisdiction of                   (IRS Employer Identification
 Organization)                                     Number)

                     155 Commerce Way, Portsmouth, NH 03801
         --------------------------------------------------------------
                    (Address of Principal Executive Offices)

Registrant's Telephone Number:  (603) 766-8300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

         Indicate by check mark whether the Registrant (1) has filed all documents and reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No

         Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State Registrant's revenues for its most recent fiscal year $4,712,611

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 1, 2002; $749,825.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         The number of shares outstanding of the Registrant's sole class of Common Stock as of April 1, 2002, was 23,484,606.

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

         The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the business of TargitInteractive, Inc. (the "Company") which involve judgments with respect to, among other things, future economic and competitive conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the Assumptions underlying the forward looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, actual results may differ materially from those set forth in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information contained herein, the inclusion of such information should not be regarded as any representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                             TARGITINTERACTIVE, INC.
                              Report on Form 10-KSB
                   For the Fiscal year Ended December 31, 2001

                                TABLE OF CONTENTS

                                     Part I

Item 1.  Description of Business............................................4

Item 2.  Description of Property...........................................16

Item 3.  Legal Proceedings.................................................16

Item 4.  Submission of Matters to Vote of Security Holders.................16

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters..........17

Item 6.  Management's Discussion and Analysis or Plan of Operation.........18

Item 7.  Financial Statements..............................................21

Item 8.  Changes in and Disagreements with Accountants on
            Accounting and Financial  Disclosure...........................21

                                    Part III

Item 9.  Directors and Executive Officers, Promoters and Control
            Persons;Compliance with Section 16(a) of the Exchange Act......21

Item 10. Executive Compensation............................................23

Item 11. Security Ownership of Certain Beneficial Owners and
         Management........................................................25

Item 12. Certain Relationships and Related Transactions....................25

Item 13. Exhibits, List and Reports on Form 8-K............................27

Signatures.................................................................28

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

         In May and August 2001, the Company acquired TargitMail.com, Inc., an operating company specializing in permission-based email marketing services and Williams Software, Inc. / dba FirstPop Technology. ("FP"), a development stage company pioneering "Instant Windows"(SM) technology for time-specific delivery of interactive marketing campaigns. Subsequent to these mergers, the Company changed its name to TargitInteractive, Inc., on August 9, 2001.

         TargitMail.com (Global Technology Marketing International - GTMI) was founded on April 24, 1998 with the mission of expanding online marketing and today its focus is to be the leading provider of permission-based email marketing services to businesses. TargitMail aggregated into one unified database the email addresses of approximately 27 million people who have granted permission to send them email advertisements. Customers include Mercedes, General Motors, Warner Brothers, Kraft Foods and other major corporations. During 1999 and 2000 TargitMail received $18 million of private capital in the form of equity, debt, preferred stock and credit guarantees.

         FirstPop Technology (FP) (Williams Software, Inc.) was formed in 1999 and has developed a Instant Windows message delivery system platform (Patent Pending) for use by corporate clients for designing and delivering marketing campaigns on the Internet. FP has built a proprietary database of approximately 300,000 subscribers. Its beta customer is Arm & Hammer with a promotion completed in the fourth quarter of 2001. First Pop has raised $1.4 million from individual investors.

ABCi Certification

         On Jan. 22, 2002, TargitInteractive received certification of its' email systems by ABC Interactive (ABCi), the industry's premier online activity auditor confirming that an e-mail marketing campaign delivered by The Company has performed as promised.

          The ABCi e-mail verification audit uses uniform processing and reporting standards to verify internal systems used to create e-mail lists and deliver messages. In their initial audit, Auditors from the Audit Bureau of Circulation Interactive Division (ABCi) conducted an examination of the company's list creation and message delivery systems, and a review ed of all log transmission activity and validated including internal process controls. Audit results give advertisers added confidence that TargitInteractive is capable of executing, reporting on accurately, and meeting the contractual requirements of the e-mail campaigns it delivers.

Business Overview

         TargitInteractive is an Interactive Marketing Services Provider or IMSP. TargitInteractive provides technologies for interactive marketing solutions and features proprietary technology for the delivery of rich media marketing messages on two platforms: direct to email box and direct to screen using our proprietary Instant Windows technology. Both are permission based transmissions.

         The Company's technologies enable the delivery of rich media marketing messages to multiple platforms including email, and desktop screen.` Marketing messages can be in any format from text, audio, pictorial, video and animation using HTML, FLASH and streaming media. Conceptually virtually anything that can be broadcast on the Internet can be delivered on one of TargitInteractive's platforms. Marketing messages can be broadcast to either captive or proprietary databases or shared databases. Presently the Company maintains over 27 million names and rich profiles in its unified database through relationships with selected database partners. The customer base is concentrated in three major industry groups: consumer packaged goods, entertainment and automotive.

         TargitInteractive features capabilities for targeting, profiling, delivery, tracking and Internet optimization. The Company offers product managers and advertising managers a tool kit for customizing interactive marketing campaigns. TargitInteractive has positioned itself as a gateway, or bridge, enabling marketers to use the Internet as a marketing channel more effectively with more impact and less expense. From the consumer side, TargitInteractive is 100% permission-based in its marketing message delivery, adhering to the highest standards of integrity, security and quality.

         In terms of true interactive marketing, management believes that the Internet today is still stuck at the advertising level. Internet users are overwhelmed by the volumes of Internet advertising that can be characterized as inundating, cluttered, saturated, abusive and generally flat and boring. TargitInteractive has a different view of the Internet. We view it as an underutilized channel for true interactive marketing. For interactive advertising or robust interactive marketing, the challenges remain the same: how do you get above the noise and the clutter, beyond banners and free from spam? The TargitInteractive solution is to give the customer the toolkit that allows its marketing campaigns to stand out, be seen and be acted upon.

         The value of the interactive marketing solution that TargitInteractive has created is five fold.

o        Who do we deliver to?
         We use our proprietary target profiling technologies to identify marketing targets.

         o        What do we deliver?
         We deliver marketing messages that are robust: that is, rich in a mix of informational, creative, and promotional incentive content. We deliver the kind of messages that prospects and customers appreciate.

         o        Where do we deliver?
         TargitInteractive delivers these marketing messages to multiple platforms on a time-specific basis through (1) our Instant Window platform directly to your desktop or laptop; and (2) directly to your email box with a store and forward capability which is called "Send-to-Friends."

         o        How do we deliver?
         TargitInteractive employs precision delivery by time and geography and can deliver by specified day, hour, time zone, zip code or country code. Having the right interactive marketing message is one element. But having the ability to deliver the marketing message at the best possible time and place, adds another dimension to its effectiveness.

         o        How do we manage?
         TargitInteractive offers the marketer total flexibility and control of the marketing message process. Generally, marketing campaigns can be launched within 24 hours of receiving final copy, can be tracked interactively hour by hour, and can be tweaked daily.

         TargitInteractive as a interactive marketing services provider (IMSP) employs an application service provider, or ASP model. The core of the product line is list management services. Around this core is wrapped our interactive marketing message delivery capabilities. We can also provide independent tracking and creative services in support of customers' campaigns.

TargitInteractive Positioning

         TargitInteractive provides the bridge to the Internet for product managers and advertising managers. The bridge can take several directions. First, it can be a bridge between product line management and their advertising agency plugging the interactive agency capability gap and enabling them to use the Internet more effectively with our toolkit. Second, it can be a bridge directly from the corporate marketing department to the Internet bypassing the advertising agency where creative workload, politics, or Internet capabilities dictate. TargitInteractive's in-house creative department has full capability and can position TargitInteractive as a one-stop-shop for state-of-the-art interactive marketing.

         Our product line has three components:

         o        list management services,
         o        design of interactive marketing campaigns, and
         o        dual platform marketing message delivery.

Marketing

         TargitInteractive helps its customers and client develop marketing campaigns focused on any overall marketing objective: customer acquisition, customer retention, or product advocacy. On acquisition focused campaigns, we use informational content coupled with creative content to help acquire new subscribers or to extend subscriber profiling of personal demographics. On customer retention focused campaigns, creative content is coupled with promotional incentives to reward and encourage the customer to remain an active purchasing customer. Product advocacy campaigns can take any form of content. It is up to the marketer to determine where the interactive marketing campaign emphasis should be.

         The two platforms are used to optimize a campaign to each stage of the product marketing cycle: from pre-test, to test, to product introduction and finally at each stage of a product's life. Our effectiveness is in our flexibility. At the pretest and the test phase, where time is short and budgets small, we can quickly and economically provide very measurable test campaign results. For major product rollouts, we can measure customer response to marketing programs by geographic area. At each stage of a product's life, the mix of interactive marketing content can be specifically tailored. We help to increase the impact of an Internet marketing message by using our suite of technology-driven, targeting, profiling, delivery and tracking capabilities.

Database Summary and Description

         TargitInteractive maintains a consumer database of approximately 27 million active subscribers derived from partnership agreements with ESPs (E-mail Service Provider), ISPs(Internet Service Provider), and select website owners. All partners must first pass very rigorous standards pertaining to privacy policy, terms of service, and opt-in/opt-out requirements before partnership status is granted. The subscribers of our partner databases have explicitly agreed to "opt-in" in order to receive e-mail marketing messages. The database contains only those subscribers who have clearly demonstrated regular and active usage of their e-mail address as monitored by the company's internally developed subscriber grading system. As a result, direct marketers have access to active Internet users who have a greater propensity to respond to e-mail promotions.

         TargitInteractive's database possesses a wide breadth of information on each subscriber in its database. The company aggregates consumer, business, and specialty interest group information into three distinct data sets. Each recipient record has fields containing demographic, psychographic, general interest and lifestyle information. For example, the consumer demographics data set includes information such as age, profession, geography and income level. General business demographics data includes information such as SIC code, industry, employee count, credit rating and specific departments. Finally, special/interest group data includes information such as interests, hobbies, activities and detailed questions in each specialty category.

         To avoid subscriber "fatigue" or churn, both TargitInteractive and its partners set advertising volume limits, thereby ensuring that they do not overload their subscribers with e-mail messages. Typically, TargitInteractive and its partners set advertising limits at eight messages per month. Database partners also directly participate in the ad approval process to further promote and preserve quality and suitability to their respective users. Also, because TargitInteractive has comprehensive information on each subscriber's interests, the campaigns are appropriately targeted, thereby mitigating the risk of subscriber fatigue and turnover.

         Further considering the performance of the company's database and its individual subscribers, TargitInteractive's technology enables optimization of delivery speed and technology format to match the exact bandwidth of each desktop and e-mail box that receives delivery. TargitInteractive offers the industry's only 100% HTML e-mail delivery capability as all of the company's shared database partners provide TargitMail with only HTML compliant addresses.

         TargitInteractive database is strongly supported by one of the industry's most advanced tracking systems. Tracking is done real time, is web-based, and provides statistics, gross counts and percentages right through to actual conversions. The tracking is available in a customized output format. It is this extensive tracking capability that gives TargitInteractive the immediate and ongoing ability to measure partner performance and enact changes when prudent. Each and every one of the company's database providers is held accountable for its results thus providing for maximum returns on all campaigns.

Risk Factors

We have a history of losses and may have future losses.

         The Company has incurred net losses since inception and may incur losses for the foreseeable future.

         We may increase our operating expenses as a result of expanding our sales and marketing, product development and administrative operations and developing new strategic relationships to promote our future growth. As a result, we will need to generate significant revenues to meet these increased expenses and to achieve profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability in the future.

Our success depends upon broader market acceptance of permission email marketing services and we are uncertain if or when such market acceptance will occur.

         Adoption of permission email marketing services, particularly by those entities that have historically relied upon traditional means of direct marketing, such as telemarketing and direct mail, requires the broad acceptance of a new and substantially different approach to direct marketing. The promotion of the concept of permission email marketing requires the company to

Competition in the market for Internet advertising and direct marketing is intense and could adversely affect our business.

         The market for Internet advertising and direct marketing is intensely competitive, rapidly changing and highly fragmented. We expect that competition will continue to be intense since advertising has become less effective in the recent past and because there are no significant barriers to entry. Competition could result in price reductions, changes in the way services are priced, reduced gross margin and loss of market share, any of which could cause our business to suffer.

         Many of our current and potential competitors have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Some of our potential competitors are among the largest and most well capitalized companies in the world. In addition, some of our competitors may include Web site owners who own permission email lists. We expect to face competition from these and other competitors, including Internet portals, traditional list brokers, banner advertising managers, independent list managers, incentive-based subscriber lists and customer management and retention service companies.

         Our failure to develop and maintain our sales, marketing and support organization and relationships with our network partners and third party list managers would limit our growth.

         If we fail to substantially develop our direct and indirect sales and marketing operations, our growth will be limited. We might not be able to hire, train or retain the kind and number of sales and marketing personnel we are targeting because competition for qualified sales and marketing personnel is intense. In addition, we will increasingly rely on advertising agencies and direct marketers to resell our products and services. If we do not effectively manage or grow our sales and marketing channel, our business could suffer.

         We must continue to maintain and expand relationships with entities which provide us with access to permission email lists. Pursuant to these contracts, we provide our partners with resale and tracking services by selling direct marketers access to their lists, and our partners receive a percentage of our revenue. We cannot be assured that the growth of our business as a result of our entering into these agreements will be sufficient to meet our expectations for sales growth and profitability. In addition to our partners, we have reseller arrangements with third party list managers, under which we pay a fixed fee for the nonexclusive use of their list for a specific campaign. These third party list managers are not contractually obligated to provide us with access to their lists. A majority of the email addresses that we have access to through our proprietary list, our partners and our list managers is currently comprised of addresses from list managers. If we fail to maintain or grow our relationships with our partners and third party list managers, our business could suffer.

We run the risk of system failure that could adversely affect our business.

         Our operations depend on our ability to protect our computer systems against damage from a variety of sources, including telecommunications failures, malicious human acts and natural disasters. The occurrence of any of the above factors affecting our ability to maintain uninterrupted system performance would harm our business. Despite network security measures, our servers are vulnerable to computer viruses and disruptions from unauthorized tampering with our computer systems. We do not carry business interruption insurance to compensate for losses that may occur as a result of any of these events. Despite precautions, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future. Our data storage centers incorporate redundant systems, consisting of additional servers, but the primary system does not switch over to the backup system automatically.

The loss of any of our executive officers or key personnel would likely have an adverse effect on our business.

         Our future success also depends upon the continued service of our executive officers and other key sales, marketing and support personnel. In addition, our products and technologies are complex and we are substantially dependent upon the continued service of our existing engineering personnel. Not all of our officers or key employees are bound by an employment agreement. Our relationships with these officers and key employees are at will. Moreover, we do not have "key person" life insurance policies covering any of our employees.

Privacy concerns with respect to our products and services could negatively affect our business.

         Our technology collects and utilizes data derived from user activity. Our network enables the use of personal profiles, in addition to other mechanisms, to deliver targeted marketing materials, to help compile demographic information and to limit the frequency with which an advertisement is shown to the user. The effectiveness of our technology and the success of our business could be limited by any reduction or limitation in the use of personal profiles. These personal profiles contain bits of information keyed to a specific server, file pathway or directory location that are stored in the user's hard drive. Personal profiles are placed on the user's hard drive without the user's knowledge or consent, but can be removed by the user at any time through the modification of the user's browser settings. In addition, currently available applications can be configured to prevent personal profiles from being stored on their hard drive. Some commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of personal profiles. In the event this occurs, our business would likely suffer.

Government regulation and legal uncertainties of doing business on the internet could negatively impact our business.

         Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the cost of communicating on the Internet and negatively affect the demand for our direct marketing solutions or otherwise harm our business. The United States has laws regarding children's privacy, copyright and taxation. A number of other laws and regulations may be adopted covering issues such as user privacy, pricing, acceptable content, taxation and quality of products and services. This legislation could hinder growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and direct marketing medium. The European Union recently adopted a directive addressing data privacy that may result in limits on the collection and use of user information.

         The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws including those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. Our business could suffer with the adoption or modification of laws or regulations relating to the Internet, or the application of existing laws to the Internet.

We may face claims for activities of our customers which could harm our business.

         Our customers' promotion of their products and services may not comply with federal, state and local laws. A wide variety of laws and regulations govern the content of advertisements and regulate the sale of products and services. There is also uncertainty as to the application of these laws to the emerging world of advertising on the Internet. We cannot predict whether our role in facilitating these marketing activities would expose us to liability under these laws. We may face civil or criminal liability for unlawful advertising or other activities of our customers. If we are exposed to this kind of liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our services or otherwise expend resources to avoid liability. Any costs incurred as a result of that liability or asserted liability could harm our business.

The Delaware Anti-Takeover Statute and the issuance of preferred stock would make a take-over more difficult.

         As a Delaware corporation, we are subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, this statute prohibits us from entering into certain business combinations without the approval of our Board of Directors and a super-majority of stockholders and, as such, could prohibit or delay mergers or other attempted takeovers or changes in control with respect to the Company. Such provisions may discourage attempts to acquire us. In addition, our Certificate of Incorporation authorizes the board of Directors to issue up to 10,000,000 shares of "blank check" preferred stock without stockholder approval, in one or more series and to fix the dividend rights, terms, conversation rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each new series of preferred stock. The issuance of shares of preferred stock in the future could, among other results, adversely affect the voting power of the holders of common stock and, under certain circumstances, could make it difficult for a third party to gain control of the Company, prevent or substantially delay a change in control, discourage bids for the common stock at a premium, or otherwise adversely affect the market price of the common stock.

Our OTC Bulletin Board listing limits interest in our stock.

         The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "TGIT." We will seek to list the Common Stock on the NASDAQ Small Cap Market or American Stock Exchange as soon as deemed practical. There are stringent net worth and other requirements that we do not currently meet and may not meet in the future. The failure to meet listing or maintenance criteria will result in the failure to effect the listing of our Common Stock on NASDAQ, and trading, if any, in our Common Stock would be limited to the non-NASDAQ Bulletin Board market. As a result, there would be a significant lack of liquidity, and an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our Common Stock.

Future Listing In the Bulletin Board Exchange (BBX).

         The Company has received a letter from the OTC Bulletin Board dated March 26, 2002, whereby the Company is advised that there are pending changes in the OTC Bulletin Board or that the OTC Bulletin Board may be closed. The Company's stock may qualify for listing under the new BBX exchange, but it will have to submit an application and meet listing requirements. Though these requirements do not at this time include stock price, minimum income or asset requirements, there is no assurance that the requirements imposed will be meet by the Company, or that the Company will have the resources to file for requirement. If the Company does not file for listing in the BBX exchange or does not meet the requirements, the Company's shares may be de-listed from the OTC Bulletin Board, and may only be able to trade on Pink Sheet. Such listing only on the Pink Sheets, would severely impact the trading of the company's stock and it liquidity, further creating obstacles to securing new capital sources, paying employees in stock, settlement of liabilities using Company stock and executive compensations using stock or stock options.

         In addition and in the interim if, for any reason, the Common Stock does not remain accepted for inclusion on the OTC Bulletin Board, then the Company's Common Stock would be expected to continue to be traded in the over-the-counter markets through the "Pink Sheets". Unless the Common Stock is included on NASDAQ, the Company's Common Stock will in all probability continue to be deemed a "penny stock." As a penny stock, the Common Stock is subject to Securities and Exchange Commission rules which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rules may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their shares in the secondary market.

Risk in the spreading of digital virus.

         The Company uses the latest ant-virus software available on the market to prevent spreading a virus to its' database. However, there can be no assurance that a new virus in the future might not cause severe damage in an e-mail campaign, causing great harm to the database partners and their customers.

Continued and possible new government restrictions of SPAM and e-mail.

         The government is continuing to evaluate, recommend legislation and increase restrictions on SPAM. While the Company is 100% opt-in through its' data base partners, there can be no assurance that these partners will continue to respect the privacy guidelines established by the Company or that future government regulations may restrict the delivery of e-mail.

Seasonal Fluctuation.

         We believe that our business is subject to seasonal fluctuations. Marketers generally place fewer advertisements during the first and third calendar quarters of each year, and direct marketers generally mail substantially more marketing materials in the third calendar quarter of each year. In addition, expenditures by advertisers and direct marketers vary in cycles and tend to reflect the overall economic conditions, as well as budgeting and buying patterns. Furthermore, user traffic on the Internet tends to decrease during the summer months which results in fewer advertisements to sell and deliver. A decline in the general economy or in the economic prospects of advertisers and direct marketers could adversely affect our revenue.

Going Concern

         The Company's viability as a going concern has been dependent since inception upon its ability to raise sufficient working capital from equity and debt financing. The Company experienced losses from operations since inception, and had a working capital deficit at December 31, 2001. The Company experienced a loss of $ 4,515,192 for the year ending December 31, 2001, and had a working capital deficit of $4,591,994 at December 31, 2001. Because of the recurring losses from operations and the negative working capital, failure by the Company to raise additional capital and/or re-structure its debts could jeopardize the company's ability to continue operations as currently structured. See "Liquidity and Capital Resources," below.


If we are unable to attract or train personnel.

         Our future success depends on our ability to identify, recruit, train, integrate and retain qualified sales and marketing, managerial and technical personnel. We anticipate the need to hire a significant number of personnel to achieve our growth objectives. Competition for these personnel is intense. The inability to attract, integrate and retain the necessary sales, marketing, technical and administrative personnel could harm our ability to generate revenue.

Control of the Company.

         The Company has three shareholders that control almost 51% of the voting of the Company's common share. Those three shareholders though currently represented on the board of director are not part of the management team. If at any time a dispute were to develop between management and those three shareholders, it could severely impact the management and operations of the Company.

Control of Unrestricted Shares.

         An overwhelming majority of the Company's unrestricted shares are controlled by a single individual with affiliated group. Concentration of free trading shares in one person or group may in the future create volatility and gyrations in the price of the Company's stock price as well as affect liquidity in the trading of the Company's shares on the OTC Market.

Vulnerability to failure of eTOM technology.

     Because our ETOM technology is relatively new, we cannot assure you that the use of our services will remain effective in serving, targeting and tracking advertisements or other marketing and promotional activities. Our revenue would be adversely affected if marketers do not perceive that the use of our eTOM services will improve the effectiveness of their marketing campaigns.

Technology

         TargitMail has developed "eTOM" or Electronic Targeted Opt-In Messaging network that also uses an SQL/Server database structure. TM uses the eTOM system to analyze, sort, and send to subscribers periodic marketing messages via email.

         FirstPop has developed an Ad Placement management system that uses client server architecture with SQL/Server database structure. The key components of the system are the subscriber (the individual registrant who opts-in to the promotion), the client seed (which is transferred to the users computer and identifies the registrants' computer to our server) and the delivery system itself.

eTOM

         TargitMail's e-mail capabilities are powered by the patent-pending electronic targeted opt-in messaging (eTOM) platform, a robust software application that performs all of the back-office functions related to preparing and delivering e-mail campaigns.

         Through multiple web-based interfaces, eTOM supports multiple specific user needs:

         o        Database Management
                  On the front-end, eTOM collects, manages, and maintains the data on all 27 million TargitInteractive subscribers, automatically adding new subscriber data, deleting undeliverable addresses, and performing other data maintenance. Additionally, eTOM provides our database partners with a private web-based interface through which they can control all aspects of their accounts (number of e-mails sent, content restrictions, etc.). eTOM also provides real-time automated accounting functions. Finally, eTOM is capable of supporting dynamic data enhancement.

                  The eTOM database platform is scalable to allow turnkey list management services, keeping this data separate from the main TargitInteractive database.

         o        Campaign Management
                  eTOM provides all the necessary tools to prepare and deliver e-mail advertising campaigns. eTOM manages multiple queries, using any combination of our demographic selects, builds the ad creative, and delivers the ads. eTOM supports text, audio, HTML, streaming media and Flash content.

                  eTOM is scalable to support multiple private-label interfaces as well.

         o        Client Interface
                  eTOM supports multiple customer-oriented functions, including tracking and a customizable CRM module. eTOM's tracking agent provides a full range of data to aid in campaign evaluation, including number of ads sent, open and click-through rates, link-to-link comparisons, and viral tracking. The CRM module supports a fully customizable option set and ties to all accepted e-commerce database types.

         o        Subscriber Support
                  The key to any opt-in marketing system is managing the consent mechanism and subscriber data. All TargitInteractive subscribers can access their data via a private subscriber interface hosted by eTOM. Through this interface, subscribers can review their profile data, make changes, and opt-out of all or part of the TargitInteractive program.

         o        Administration
                  eTOM supports full administrative functions, enabling us to monitor individual database, campaign, and subscriber activity, perform maintenance on the system, and build various reports on system performance.

                  eTOM operates on a Microsoft Windows NT-based platform and is built around TargitInteractive's Automated E-Mail Delivery System (AEMDS). eTOM is written in C++, TCP/IP, and Java and is designed on Microsoft Message Queuing and Sequel Server technology for full scalability. eTOM uses XML technology to move information between partner databases and AEMDS.

Instant Windows Concept

         FirstPop has developed an "Instant Windows" capability that allows for any form of message to be delivered over the Internet to a Subscriber's PC. These marketing messages are delivered totally independent of where on the Internet that particular subscriber happens to be. Content can be in any form that can be placed in a browser window including: text, pictures, audio, or streaming video. For example, animated characters or streaming automobiles could emerge from an Instant Window. On the subscriber's PC, Instant Windows can be used to display ads, coupons, promotional announcements, new product features, comparative product data, or any form of timely marketing information.

         The "Instant Window" is guaranteed to be seen. An "Instant Window" has visual proprietary, as it will appear on top of any web site the subscriber is visiting.

         We refer to anyone who has been identified and profiled by our system as a "Subscriber". One becomes a Subscriber in one of two ways: either by receiving content on a CD or receiving a download from a website or e-mail. In either case a `seed' is transferred to the Subscriber's PC which identifies each Subscriber to our delivery system.

         A basic Subscriber profile is automatically created by our system at the time of registration, which occurs when a promotional CD is loaded or content downloaded and installed from a web site. A product code, corresponding to the CD or content download, is automatically logged and the registrant's zip code is required to be entered. In addition optional profile information is requested, but not required, which will enable our system to better target an advertising campaign. This may include age, gender, income, and areas of interest.

Targeting capability.

         Both the FirstPop technology and the TargitMail e-mail capability are being marketed as side-by-side products under the TargitInteractive umbrella. The uniqueness of these platforms enables marketing partners to offer marketing programs - including special promotional programs and advertising campaigns - targeted to consumers in the FP.

Competition

     The market for interactive, Internet-based marketing solutions is extremely competitive. We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:

- the timing and market acceptance of new solutions and enhancements to existing solutions developed either by us or our competitors;

- the continued and increasing acceptance by marketers of the Internet as an effective and cost-efficient means of advertising;

- the ability to adapt to the rapidly changing trends of the Internet;

- our customer service and support efforts;

- our sales and marketing efforts;

- our ability to adapt and scale our technology as customer needs change and grow; and

- the ease of use, performance, price and reliability of solutions developed either by us or our competitors.

         While the permission-based e-mail market is projected to grow over the next few years, it is a highly fragmented and highly competitive business. With the wide availability of mailing lists and mass mailing software, there are few barriers to entry into the market. While management believes that no vendor offers the breadth of functionality of the Company's services, many vendors offer solutions that are competitive with some aspect of its services.

         Though there are potentially 1000s of competitors that complete with the Company in one way or the other The Company has identified
NetCreations/PostMasterDirect and YesMail as primary competitors in the full-service e-mail market. Though we feel that we have a superior product and technology the two companies identified below are the main competitors for our business.

         NetCreations/PostMasterDirect
(Subsidiary of Italian ISP and multimedia conglomerate SEAT Pagine Gialle based in NYC)
NetCreations/PostMasterDirect is among the oldest vendors in the market, having been founded in 1996. They have partnered with over 500 data sources to develop a total database approaching 40 million subscribers, including a business-to-business database of 13 million subscribers. Their e-mail technology is similar to that of the Company and they offer many of the same services, including list management. They provide an online ordering system that the Company does not. NetCreations/PostMasterDirect maintains a large sales force located across the country.

         YesMail
(Subsidiary of CMGI, based in Chicago)
While impacted by the financial difficulties of parent company CMGI, YesMail remains strong. They have recently completed a shift in business focus to iCRM (List Management) but still maintain a sizeable acquisition e-mail business. Again, their technology is similar to the Company's and they offer many of the same services. Their database is of comparable size to that of the Company, approaching 30 million subscribers. With roughly triple the number of employees as the Company; YesMail maintains sales offices in New York, Boston, Los Angeles, San Francisco and other cities.

         In addition as we expand the scope of our services, we may face greater competition from a number of other media companies across a wide range of different interactive services, including in vertical markets where competitors have clear advantages in expertise, brand recognition and other factors. In addition to the companies listed above. There are several companies offer competitive products or services or advertising networks, these include DoubleClick, 24/7 Media and Engage Technologies. Our business also encounter competition from providers of advertising inventory and database management products and related services, including DoubleClick and Engage Technologies. In addition, we may face potential competition from a number of large internet publishers and Web search engine companies, such as America Online, MSN and Yahoo! We also compete with television, radio, cable and print for a share of the overall advertising budgets of marketers.

Patents.

         The Company has completed a patent application, defining the unique features of the Instant Windows message delivery system, and will submit it through local patent counsel. Preliminary search results of prior art indicate a high probability of success for the issuance of a process patent.

         The U.S. and the foreign PCT patent application were filed for the eTOM system by TargitMail at the beginning of 2001.

Corporate Office.

         The Company's Corporate office is located at 155 Commerce Way, Portsmouth, NH 03801. Its telephone number is 603-766-8300.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company operates out of a 9,700 square foot facility in Portsmouth, New Hampshire and pays $8,098 per month in rent. The lease expired December of 2002. In addition. The Company also leases on a month to month basis a 2,000 square foot facility in Boca Raton, Florida for $2,100 per month.

ITEM 3.  LEGAL PROCEEDINGS

         Global Technology Marketing International (GTMI) is a defendant in a number of pending legal proceedings. Except for the following cases, all pending litigation relates to accounts payable issues and the Company believes that these items will not materially affect its business, results of operation or financial condition.

         On April 4, 2001, Juno Online Services, Inc. filed a complaint against Global Technology Marketing International, LLC. The complaint alleges that Juno is due more than $3,342,952 for marketing services pursuant to an advertising agreement. As of December 31, 2001, the Company is negotiating with Juno to significantly reduce the amount owed. The Company has recorded a payable to Juno in the amount of $1,114,769. On May 16, 2001, (GTMI) filed an answer denying all material allegations and raising various counterclaims that seek rescission of all contracts between the parties based on Juno's fraudulent inducement. On June 8, 2001 Juno replied to the counterclaims and denied the material allegations. Because the payables are involved in litigation, events could occur in the near term that would materially affect the amount and timing of payments of this account.

         On December 27, 2000, Richard J. Alberigi filed a complaint against Global Technology Marketing International, LLC. The complaint alleges that the former employee was not paid severance and other benefits and is seeking damages in the amount of $45,000. On July 26, 2001, Global Technology Marketing International filed a response to request for admissions. The Company denies the allegations and has not accrued expenses for this case.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         By consent of the majority of the shareholders of record and pursuant Delaware General Corporation Law Section 228 the Company's shareholders approved on June 25th 2001 to:

         1. REVERSE STOCK SPLIT. Approval to a 30 for 1 reverse stock split of the outstanding common stock.

         2. AMENDMENT TO CERTIFICATE OF INCORPORATION: Approval to amendment to our Certificate of Incorporation that, when effective, changed our name to TargitInteractive Inc

         3. ELECTION OF DIRECTORS. Noel Guillama, C. Lawrence Rutstein and Bruce Hausman, current directors, have been elected to our Board of Directors. James Baker and Guenther Reibling have been elected directors effective upon the closing of the FirstPop acquisition.

         4. EQUITY INCENTIVE PLAN. The Company's 2001 Equity Incentive Plan was approved. The Plan is further described in the attachment to the Form 14 C as filed.

         The notice of the vote and outcome was submitted in a Form 14 C filed with the Securities and Exchange Commission on July 3,2001.

         As of April 1, 2002 there are no shares issued under the 2001 Equity Incentive Plan. A total of 1,660,891 option were granted under the 2001 Equity Incentive Plan.

         Subsequent to the filling of the information statement Bruce Hausman resigned from the Board of Directors.

         No additional matters were submitted to a vote of security holders during the fourth quarter of calendar year 2001.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is currently traded on the NASD OTC Bulletin Board under the symbol "TGIT". The following table sets forth the high and low closing bid prices for the common stock, as reported by OTC Bulletin Board.


                                                 Bid Prices
         Period                              High           Low
         ------                              -----         -----
Quarter Ended March 31, 2000                 1.5625       1.125
Quarter Ended June 30, 2000                  1.50          .9375
Quarter Ended September 30, 2000             1.4375        .4375
Quarter Ended December 31, 2000               .6094        .0938
Quarter Ended March 31, 2001                 2.81         1.41
Quarter Ended June 30, 2001                  6.90         1.20
Quarter Ended September 30, 2001             1.20          .20
Quarter Ended December 31, 2001               .92          .30

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

         As of April 1,2002, there were 173 holders of record of the Company's common stock. Certain of the shares of common stock are held in "street" name and may, therefore, be held by several beneficial owners.

         As of April 1, 2002, there were 23,484,606 shares of Common Stock issued. Of those shares 21,421,536 shares are "restricted" securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion of our financial condition and results of operations together with the financial statements and the notes to financial statements included elsewhere in this report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

         References in this Report to "TI","Targit", "we," "our" and "us" refer to TargitInteractive, Inc. TargitInteractive is an Interactive Marketing Services Provider or IMSP. TargitInteractive provides technologies for interactive marketing solutions and features proprietary technology for the delivery of rich media marketing messages on two platforms to email or to desktops/laptops using our Instant Windows platform

CRITICAL ACCOUNTING POLICIES

         Financial Reporting Release No. 60, which was recently released by the U.S. Securities and Exchange Commission, encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

         Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Revenue Recognition

         Revenues are recognized when the advertising campaign is transmitted to the recipient. Costs of revenues are primarily the costs of databases, recipient names.

Use of Estimates

         Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and the carrying value of inventories and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

General

         The Company's technologies enable the delivery of rich media marketing messages to multiple platforms including email, and desktop screen. Marketing messages can be in any format from text, audio, pictorial, video and animation using HTML, FLASH and streaming media. Anything that can be broadcast on the Internet can be delivered on one of TargitInteractive's platforms. Marketing messages can be broadcast to either captive or proprietary databases or shared databases. Presently the Company maintains over 27 million names and rich profiles in its unified database through relationships with selected database partners. The customer base is concentrated in three major industry groups: consumer packaged goods, entertainment and automotive.

         TargitInteractive features capabilities for targeting, profiling, delivery, tracking and Internet optimization. The Company offers product managers and advertising managers a tool kit for customizing interactive marketing campaigns. TargitInteractive has positioned itself as a gateway, or bridge, enabling marketers to use the Internet as a marketing channel more effectively with more impact and less expense. From the consumer side, TargitInteractive is 100% permission-based in its marketing message delivery, adhering to the highest standards of integrity, security and quality.

         Since inception, substantially all of our revenue has been derived from delivering email campaigns. We offer emails from a limited amount of database partners primarily priced on a cost per every emails delivered, or CPM, basis. We also offer direct marketing programs, which may be priced on a cost per action basis, (CPA) such as cost for each new user, registration, purchase or opening of email.

         Costs of revenue includes only the fee/commissions we pay our database partners under our previously negotiated agreements. The trend is that our cost of goods sold is decreasing as our marketing and personnel cost increase.

         Our business is subject to seasonal fluctuations. Advertisers generally place fewer advertisements during the first and third calendar quarters of each year. In addition, expenditures by advertisers and direct marketers vary in cycles and tend to reflect the overall economic conditions, as well as budgeting and buying patterns. Furthermore, user traffic on the Internet tends to decrease during the summer months which results in fewer advertisements to sell and deliver. A decline in the general economy or in the economic prospects of advertisers and direct marketers could adversely affect our revenue.

         The year ending on December 31, 2001, was a year of change, re-organization and re-focus for the Company. Starting May 1, 2001 a new management team was put in charge of the Company's major operation TargitMail.com. Since then management has viewed 2001 as a year for making the changes that would allow the Company to be a major player in the interactive industry.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 AND 2000

         Revenues decreased 24.3% to $4,712,611 for the year ended
December 31, 2001 from $6,225,426 for the year ended December 31, 2000.
This decrease was due to a reduction in personnel, reduction in marketing/advertising and general decline in advertising after the terrorist attack of September 11, 2001. In addition, a large number of the Company's clients in 2000 were internet/online based advertisers which significantly curtained their advertising or ceased business during 2001.

         Cost of revenue was $2,371,670 for the year ended December 31, 2001 and $13,019,836 million for the year ended December 31, 2000 a decrease of 81.8%. This drop was caused by drastic reductions in compensation paid to database partners and the Company eliminated a business relationships with USA.net and yesmail.com.

         Payroll expense dropped 24.7% to $2,663,091 for the year ending December 31, 2001 from $3,406,922 for the year ending December 31, 2000. The Company, based on the reduction sales and a limited cash, continues to reduce the workforce.

         General and Administrative cost dropped 35.0 % to $3,406,922 for the year ending December 31, 2001 from $ $5,243,713 for the year ending December 31, 2000. The reduction was primarily due to a reduction in the monies spent on marketing.

         Net loss for the year ending December 31, 2001 was $4,415,192 compared to a net loss of $18,044,664 for the year ended December 31, 2000, or a reduction in loss of 75.0%. The net loss decrease was a result of the restructuring and reductions in the cost of revenue and expenses as explained above.

LIQUIDITY AND CAPITAL RESOURCES

         The cash used in operating activities for the year ended December 31, 2001 of $1,201,194, resulting from a loss of $4,515,192, were offset by non-cash adjustments of $2,398,059 and a net change in assets and liabilities of $915,939. The Company had a negative working capital of $4,591,994 at December 31, 2001. Accounts payable of $4,585,682 accounted for a majority of the negative working capital in which the Company has and is continuing to negotiate concessions from its trade creditors. For the year ended December 31, 2001, the Company realized a gain on settlement of accounts payable of $103,804.

         Net cash provided by investing activities was $188,435 consisting of cash acquired of $225,775 in the FirstPop acquisition. Net cash provided by financing activities was $957,583, which was due to draws on a line of credit guaranteed by the former preferred shareholders and to proceeds from subscriptions receivable and sale of common stock. In addition, the Company realized a capital contribution, in the form of a payoff of Company debt, in the amount of $12,800,000.

         As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses, negative cash flows from operating activities, and has negative working capital and shareholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has initiated several actions to generate working capital and improve operating performances, including equity and debt financing and cost reduction measures. There can be no assurance that the Company will be able to successfully implement its plans, or if such plans are successfully implemented, that the Company will achieve its goals. Furthermore, if the Company is unable to raise additional funds, it may be required to reduce its workforce, reduce compensation levels, reduce dependency on outside consultants, modify its growth and operating plans, and even be forced to terminate operations completely. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

         The Company is in negotiation with certain current shareholders for additional capital contributions in order to obtain additional working capital. The Company has received $140,000 from the sale of common stock subsequent to December 31, 2001. Additionally, the Company is exploring factoring its accounts receivable.

YEAR 2000 COMPLIANCE

         We did not experience any significant malfunctions or errors in our operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, we do not expect any significant impact to our on-going business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. We cannot quantify the amount of our potential exposure but we believe that any such problems are likely to be minor and correctable. In addition, we could still be negatively impacted if our customers or suppliers are adversely affected by the Year 2000 or similar issues. We currently are not aware of any significant Year 2000 or similar problems that have arisen for our customers and suppliers. In preparation for the year 2000, we incurred internal staff costs as well as consulting and other expenses. Year 2000 expenses incurred to date totaled less than $100,000.

ITEM 7.  FINANCIAL STATEMENTS

         See the Index to Financial Statements on page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         As reported on Form 8K filed September 21, 2001, the Company dismissed Margolies, Fink & Wichrowski, Pompano Beach, Florida, as its independent accountant. Except as provided in the next sentence, the reports of Margolies, Fink & Wichrowski, on the financial statements of the Company for the two fiscal years ended December 31, 2000, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The report of Margolies, Fink & Wichrowski dated March 10, 2000, and March 31, 2001, for the years ended December 31, 1999, and December 31, 2000, each contained a going concern opinion. In connection with the Company's audits for the fiscal years ended December 31, 1999 and 2000, and through September 13, 2001, there have been no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the former accountants, would have caused them to make reference to the subject matter of the disagreement in their report on the financial statements for such year. The Company does not believe that during the two years ended December 31, 2000, and through September 13, 2001, there were any reportable events (as defined in Regulation S-B, Item 304(a)(1)(iv)) with Margolies, Fink & Wichrowski. Pursuant to Regulation S-B, Item 304(a)(3), the Company has filed with this Report a letter addressed to the Securities and Exchange Commission by Margolies, Fink & Wichrowski, stating that that firm agrees with the above statements.

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

NAME                       AGE              POSITION
----------------------------------------------------

C. Lawrence Rutstein       57               Vice Chairman-Director
Noel J. Guillama           42               Director
David Smith                57               Director
Louis A Chiesa             58               Director
Byron S. Kalogerou         40               Director
James D. Baker             58               President and Director
Guenther Reibling          49               Director

         The principal occupations and business experience of each director, other than officers previously mentioned, are as follows:

            C. Lawrence Rutstein, Director. Mr. Rutstein has been a director since August 2000 and was Chairman from August 2000 to May 2001. He was also a director in 1999. Mr. Rutstein is a graduate of Harvard Law School, and has spent the last 12 years in a number of public and private ventures. In 1989 he took a national distributor of fasteners public, and served as its CEO until 1991. He formed an investment partnership for the purchase of an AA minor league baseball team and served as its executive vice president during 1992-1993. He independently arranged for the financing of the management buyout of a major Philadelphia and New York financial printer, served on its Board of Directors, and consulted with the company regarding its corporate strategy. He was the creator of CapQuest Partners, Inc., a merchant-banking firm that invested in two computer software companies during 1995-1997. He also served as CEO of Regenesis Holdings, Inc., from 1997-1998, a one-time NASDAQ Small Cap listed healthcare company, in an effort to find new directions for that company. He has served on the Board of Directors of several other public companies during the last five years.

         Noel J. Guillama, Director. Mr. Guillama formally served as Chairman and CEO of TargitInteractiveSM from May 2001 to October 2001. He also served as a director of Williams Software, Inc., from October 2000 to May 2001. Mr. Guillama in the past has been founder, officer or director of numerous, private and publicly traded companies involved in broadcasting, cable, healthcare, real estate, construction and technology. From 1996 to February 2000, he was the Founder, Chairman and CEO of Metropolitan Health Networks, Inc., West Palm Beach, Florida; a healthcare service organization serving over 45,000 patients. Prior to that, he was Vice President of MedPartners, Inc., a physician practice management company based in Birmingham, Alabama. Mr. Guillama has been non-executive chairman of Tektonica, Inc. a diversified services company located in Jupiter, Florida, since 1984 and in addition serves on the board of Quantum Medical Technologies, Inc located in Miami, Florida.

         Louis A. Chiesa, Director. Mr. Chiesa has been a director since September 2001. He has been an employee of Tyco International Ltd. since 1975 in various financial and administrative capacities. He currently serves as Senior Vice President--MIS and Administration with global responsibility for MIS, transportation, procurement, e-business and real estate. He has also served as director of auditing and controller. Mr. Chiesa also has served as a consultant to TargitMail at its inception. Mr. Chiesa has a BS from Bentley College.

         Byron S. Kalogerou, Director. Mr. Kalogerou has been a director since September 2001. He has been an employee of Tyco International Ltd. and subsidiaries since 1990. He has been the Vice President, General Counsel and Secretary of Tyco Communications Group since January 2000 and coordinated the initial public offering of TyCom, Ltd. in July 2000. He has also served as Vice President and Assistant Secretary of Tyco International Ltd. and General Counsel of Tyco's International Operations. Mr. Kalogerou's expertise is in the areas of mergers and acquisitions and joint ventures, with extensive experience in commercial, international, securities and antitrust law. Mr. Kalogerou has a B.A from Dartmouth College and a JD from Vermont Law School.

         Guenther Reibling, Director. Mr. Reibling became a director upon the closing of the FirstPop transaction. Mr. Reibling has been Executive Vice President of Taurus Investment Group, a real estate investment and development company with operations in the U.S. and Germany, since 1976. Taurus is general partner of over 45 commercial real estate projects in the U.S. Mr. Reibling oversees leasing, management and development activities of the various projects, as well as the acquisition and underwriting of new projects. Mr. Reibling is also an owner/developer of commercial real estate in his own right and has been involved with real estate sales, management and development since 1969.

         James D. Baker, President. Mr. Baker became a director and president on the closing of the FirstPop transaction on July 27, 2001. He has been Chairman and CEO of FirstPop from inception in 2000. Mr. Baker has many years of experience as CEO of several successful high technology start-up companies. He has founded and operated several profitable computer-based high technology companies where he played a key role in their launch and success. Mr. Baker has been involved with integrated computer systems for over 25 years. Mr. Baker was employed from 1967 to 1981 by IBM in their MIS area and was a Project Manager of Security Systems Development. He left IBM in 1981 to form his own company, Computer Application Systems, Inc., a Florida corporation ("CASI"), which commercialized computer-based security systems. CASI customers included IBM, General Motors, Salomon Brothers, banks, hospitals and many Fortune 1000 firms. CASI was number 50 in the Inc. 500 list of fastest growing privately held companies in the United States in 1987 and was then sold to Figgie International Inc. in September 1987. Mr. Baker worked with Figgie as a Vice President of

Strategic Business Development through 1991. From 1991 through 1995, he served as a consultant to the security industry and assisted several start up and early stage companies by developing strategic business plans, alliances with more mature companies, raising capital, and at the Board level. In 1995, he founded RAPOR, Inc. and is currently on the Board of Directors. RAPOR is a manufacturer of computer controlled doors for the security industry. RAPOR customers include IBM, Intel and the US Army. Most recently, Mr. Baker was CEO of AegiSoft, an Internet company that provides software and digital content publishers the technology to rent their products, such as software, music, movies and electronic books. AegiSoft was sold in December 2000, to RealNetworks, Inc. a NASDAQ company. Mr. Baker has a Bachelor of Science degree in industrial management from the University of Cincinnati and pursued a master's degree in business administration at the University of Michigan.

         David Smith, Director. Mr. Smith has been in the venture capital industry since 1979 and has run corporate venture funds for Control Data Corporation and BMW of Germany and has been a partner in three private funds, the largest being Hambrecht & Quist Venture Partners. Mr. Smith spent eight years in the computer industry with Control Data Corporation in various financial functions and was Vice President of Sales/ Marketing for Airtech Corporation, an air-pollution control spin-out company from MIT's Draper Laboratories. He began his career as an economist with the International Division of First National Bank of Chicago, working in the London and Frankfurt branches.

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

         There are no committees of the Board, which acts as the full Board with respect to any matter. As of the 4th quarter of 2001, the Board of Directors voted to pay all not executive directors 10,000 shares of stock per year and grant them 50,000,5 year options at $0.50 per shares, in addition to expense for actual attendance at each regular or special meeting.

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

ITEM 10. EXECUTIVE COMPENSATION

         The following tables and notes present for the three years ended December 31, 2001, the compensation paid by the Company to the executive officers. No current executive officer received compensation of $100,000 in 1999, 2000, 2001.

The following table sets forth information regarding the compensation of the Company's Chief Executive Officer (CEO) and its other executive officers:

                                                                           Restricted Options/SAR
    Name             Principal Position          Year         Salary        Stock           Award
    ----             ------------------          ----         ------        -----           -----

James D. Baker       President                   2001       $  36,000       17,502         113,320


Noel J. Guillama     CEO and Chairman            2001       $      --       22,000         100,000

David M. Smith       Executive Vice President    2001       $  36,000       17,502         113,320

The following table sets forth information regarding options granted during the year ended December 31, 2001:

                                         % of Total
                                        Options/SARs
                        Options/         Granted to     Exercise
                          SARs            Employees      or Base    Expiration
Name                    Granted        in Fiscal Year     Price        Date         0%   (a)
----                    -------        --------------     -----        ----         --------
James D. Baker          509,924           30.7%           0.01       9/20/2006      198,870

Noel J. Guillama        100,000            6.0%           0.01       0/20/2006       39,000

David M. Smith          196,767           11.8%           0.01       9/20/2006       76,739


         (a) The closing sale price of the Common Stock on December 31, 2001 as reported by OTCBB was $0.35 per share. Value is calculated by multiplying (1) the difference between $0.35 and the option exercisable price by (2) the number of shares of Common Stock underlying.

         Total number of options granted to non-executive for the twelve months ended December 31, 2001 was 854,200.

Aggregated Fiscal Year-End Option Value Table.

         The following table sets forth certain information concerning unexercised stock options as of December 31, 2001

                               Value of Unexercised                    Number of
                                  In-the -Money                       Unexercised                    Share
                               Options at 12/31/01                  Held at 12/31/01                 Acquired
       Name            Exercisable     Unexercisable          Exercisable       Unexercisable      on Exercise
       ----            -----------     -------------          -----------       -------------      -----------
James D. Baker              113,320        396,604
Noel J. Guillama            100,000              -                100,000                -                 -
David M. Smith              113,320          83,447               113,320           83,447                 -

         (a) The closing sale price of the Common Stock on December 31, 2001 as reported by OTCBB was $0.35 per share. Value is calculated by multiplying (1) the difference between $0.35 and the option exercisable price by (2) the number of shares of Common Stock underlying.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the Company's common stock beneficially owned at April 1, 2002 (1) by each person who is known by the Company to own beneficially 5% or more of the Company's common stock; (2) by each of the Company's directors; and (3) by all executive officers and directors as a group.

                                                                  Percentage of
                                        Amount/Nature of          Beneficial
   Name/Address of                  Beneficial Ownership          Ownership of
  Beneficial Owner                    of Common Stock             Common Stock

Baker, James                  (1)          1,060,938                   4.02%
Guillama, Noel J.             (2)          1,242,500                   4.71%
Kozlowski, Dennis             (3)          6,200,000                  23.49%
Swartz, Mark                  (4)          6,226,253                  23.59%
Reibling, Gunther             (5)          1,127,300                   4.27%
Reibling, Lorenz                             953,906                   3.61%
Rutstein, C. Lawrence         (6)            393,334                   1.49%
Kalogerou, Byron              (7)             60,000                       *
Chiesa, Louis                 (8)             60,000                       *
Smith, David Morgan           (9)            938,267                   3.56%
Swartz, Neil                  (10)         2,100,000                   7.96%

Directors and Executive
Officers, as a group (11 persons)         18,243,121                  69.05%


(1) Includes (1) 692,648 shares held by Mr. Baker and (2) 198,310 shares issuable upon exercise of options at $.01 per share until September 20, 2006. Does not include (1) 1,047,731 shares issuable monthly at a rate of 41,909 shares per month until July 2004 (2) 311,614 shares issuable upon exercise of options at $.01 per share until September 20, 2006 which are not yet vested.
(2) Includes (1) 642,500 shares held by Mr. Guillama; (2) 250,000 shares held by Guillama Family Holdings, Inc., a corporation in which Mr. Guillama is an officer; (3) 250,000 held by Mr. Guillama as trustee for his minor son; and (4) 100,000 shares issuable upon exercise of options at $.01 per share until September 20, 2006.
(3) Includes (1) 5,200,000 shares held by Mr. Kozlowski and (2) 1,000,000 shares issuable upon the exercise of warrants at $1.00 per share that expire June 30, 2002.
(4) Includes (1) 5,206,667 held by Mr. Swartz; (2) 18,750 share held by Mr. Swartz' Family Trust; (3) 209 jointly owned with Mr. Swartz's wife; (4) 627 owned by Mr. Swartz's children; and (5) 1,000,000 shares issuable upon the exercise of warrants at $1.00 per share that expire June 30, 2002.
(5) Includes (1) 1,077,300 shares held by Mr. Reibling and (2) 50,000 shares issuable upon exercise of options at $.50 per share until December 10, 2006.
(6) Includes (1) 133,334 shares held by Mr. Rutstein; (2) 100,000 shares issuable upon exercise of options at $.01 per share until December 10, 2006 and (3) 160,000 100,000 shares issuable upon exercise of options at $.50 per share until December 10, 2006. Does not include 40,000 shares issuable upon exercise of options at $.50 per share until December 10, 2006 which are not yet vested.
(7) Includes (1) 10,000 shares held by Mr. Kalogerou and (2) 50,000 shares issuable upon exercise of options at $.50 per share until December 10, 2006.
(8) Includes (1) 10,000 shares held by Mr. Chiesa and (2) 50,000 shares issuable upon exercise of options at $.50 per share until December 10, 2006.
(9) Includes (1) 741,500 shares held by Mr. Smith and (2) 196,767 shares issuable upon exercise of options at $.01 per share until September 20, 2006.
(10) Includes (1) 1,300,000 shares held by Mr. Swartz and (2) 800,000 shares held by Travlang Inc., a company believed to be controlled by Mr. Swartz.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         On April 1, 2001 the Company entered in to a consulting contract with MCG Partners, a company controlled by Neil Swartz, to provide investment banking services. The terms of the agreement called for the Company to pay MCG $5,000 per month and 5% of the consideration paid by the Company on any acquisition or merger proposed by MCG. As a result of this agreement the Company issued MCG 1,275,000 shares as payment for the acquisition of the Company of GTMI/TargitMail and FirstPop. These shares were subsequently registered by the Company in a S-8 registration statement. The Company took an expense charge of $573,750 related to this transaction.

         On January 14, 2000, the Company entered into an agreement to dispose of its Travlang.com assets to iiGroup, Inc., for 250,000 shares of iiGroup, Inc., common stock and $250,000 payable $146,000 in cash and $104,000 by the assumption of liabilities. iiGroup, Inc., is an affiliate of MCG Partners, Inc., a principal shareholder of the Company.

         On February 29, 2000, iiGroup, Inc., loaned $160,000 to the Company pursuant to an 8% Convertible Bridge Note, and on March 13, 2000, iiGroup, Inc., loaned an additional $90,000 to the Company pursuant to an 8% Convertible Bridge Note. Each of the Bridge Notes provides so that it may be prepaid at any time, but was mandatorily repayable upon the sale of all of the outstanding shares of the Company, the sale of substantially all of the Company's assets, or the closing of financings of at least $5,000,000. The Convertible Notes were converted into common stock of the Company at the lower of $1.00 per share or 75% of the average closing bid price of the Company's common stock in the five days preceding the date of conversion.

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

         On August 9, 2001, the Company affected a thirty-for-one stock split. This stock split has been retroactively reflected in the condensed financial statements and footnote disclosures for all periods presented.

         On October 19, 2001, Noel J. Guillama resigned as Chairman, CEO and Director. Pursuant to the management agreement, of the 525,000 shares allocated to him as an officer that were to vest over three years, Mr. Guillama received 100,000 of such shares and the remainder were re-allocated to remaining officers. In addition, he was issued 66,141 shares in lieu of any cash compensation. Of the options granted to him in August 2001, he retained 100,000 options with an exercise price of $.01 per share and the remainder were cancelled. In December of 2001, Mr. Guillama was re-elected to the Board of Directors of the Company.

         Subsequent Events

         During the first Quarter of 2002 the Company opened a new sales office in Boca Raton, Florida. The Company had hired 8 people consisting of 5 sales people, two managers/supervisors and one support person. The Company has completed the training of these new individuals and sales began during the month of March 2001.

         Due to the Company's continued cash-flow problems and drop in sale in the first quarter of 2002, it is possible that the Company may not be able to keep paying the premiums on its Directors and Officers Liability insurance. If the Company losses such coverage, it is very possible that some or most of the outside directors will resign.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.    Description
-----------    -----------

2.1      Merger Agreement dated January 29, 1999*
2.2      Merger Agreement with GMTI and the Company dated May 25, 2001*
2.3      Merger Agreement with Williams Software and the Company Dated June 30,
         2001*
3.1      Articles of Incorporation, as amended*
3.2      By-Laws*
4.1      Form of common stock certificate*
10.1     1999 Stock Plan*
10.2 Agreement dated February 1, 1999, between Rainmaker Capital and GourmetMarket.com, Inc.*
10.3 Technical Support Agreement, dated February 1, 1999, between i-Labs, Ltd., and GourmetMarket.com, Inc.*
10.4 Letter Agreement, dated February 15, 1999, between Richmond House Marketing and Promotions and GourmetMarket.com, Inc.*
10.5 Consulting Agreement, as amended, dated as of January 29, 1999, between GourmetMarket.com, Inc., and MCG Partners, Inc.*
10.6 Agreement, dated April 29, 1999, between At Home Corporation and GourmetMarket.com, Inc.*
10.7 Shopping Channel Promotional Agreement, dated May 6, 1999, between America Online, Inc., and GourmetMarket.com, Inc.*
10.8     Employment Agreement with Chanan Steinhart dated January 22, 1999*
10.9 Assignment and Transfer Agreement dated September 25, 1998, between Arome Publishing U.S., Inc., and GourmetMarket.com*
10.10 Development and License Agreement, dated March 31, 1997, between i-Labs, Ltd., and Chanan Steinhart*
10.11 Assignment Agreement, dated November 6, 1997, between GourmetMarket.com, and Chanan Steinhart*
10.12 Stock Purchase and Assignment Agreement, dated September 25, 1998, between GourmetMarket.com and Arome Publishing U.S., Inc.*

* Filed previously

(b) Form 8-K

The Company filed no reports on SEC Form 8-K for the quarter ended December 31, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TARGITINTERACTIVE, INC.

Dated: April 16, 2002                     By: /s/ James D. Baker
                                          -------------------------------------
                                          James D. Baker, President

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

Dated:   April 16, 2002

Name                                       Title

   /s/ James D. Baker                      President, Director
-----------------------
James D. Baker

   /s/ David Smith                         Director
-----------------------
David Smith

   /s/ Larry Rutstein                      Director
-----------------------
Larry Rutstein

   /s/ Noel J. Guillama                    Director
-----------------------
Noel J. Guillama

                                           Director
-----------------------
Byron Kalogerou

   /s/ Gunther Reibling                    Director
-----------------------
Gunther Reibling

                                           Director
-----------------------
Louis A Chiesa

                                                                   PAGE
                                                                   -----





INDEPENDENT AUDITORS' REPORTS                                       F-1 - F-2


CONSOLIDATED FINANCIAL STATEMENTS

       Balance Sheet                                                F-3

       Statements of Operations                                     F-4

       Statements of Accumulated Shareholders' Deficit              F-5

       Statements of Cash Flows                                     F-6 - F-7

       Notes to Financial Statements                                F-8 - F-15

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of TargitInteractive, Inc. and Subsidiaries at December 31, 2001 and the related consolidated statements of operations, accumulated shareholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TargitInteractive, Inc. and Subsidiaries at December 31, 2001 and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements referred to above have been prepared assuming that TargitInteractive, Inc. will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses, negative cash flows from operating activities, and has negative working capital and shareholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.



                                  /s/ Gerson, Preston, Robinson, & Company, P.A.
                                  ----------------------------------------------
                                         CERTIFIED PUBLIC ACCOUNTANTS


April 8, 2002
Miami Beach, Florida

                       DASZKAL BOLTON MANELA DEVLIN & CO.
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ----------------------------
                   A PARTNERSHIP OF PROFESSIONAL ASSOCIATIONS

       2401 N.W. BOCA RATON BOULEVARD, SUITE 100 BOCA RATON, FLORIDA 33431
                   TELEPHONE (561) 367-1040 FAX (561) 750-3236

JEFFREY A. BOLTON, CPA, P.A.                    MEMBER OF THE AMERICAN INSTITUTE
MICHAEL I. DASZKAL, CPA, P.A.                    OF CERTIFIED PUBLIC ACCOUNTANTS
ROBERT A. MANELA, CPA, P.A.
TIMOTHY R. DEVLIN. CPA, P.A.
MICHAEL S. KRIDEL, CPA, P.A.


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To the Board of Directors and Stockholders
Global Technology Marketing International, Inc. and Subsidiary

We have audited the accompanying consolidated statements of operation, changes in stockholders' equity and cash flows of Global Technology Marketing International, Inc. and subsidiary as of December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Technology Marketing International, Inc. and subsidiary as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses and negative cash flows from operations for the year ended December 31, 2000 and also has a working capital deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in the footnotes accompanying the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          /S/ DASZKAL BOLTON MANELA DEVLIN & CO.


Boca Raton, Florida
July 27, 2001

                    TARGITINTERACTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001

ASSETS
Current assets:
  Cash                                                                      $    102,483
  Accounts receivable, net of allowance for doubtful accounts of $252,789        484,647
   Prepaid expenses and other current assets                                     193,657
                                                                            ------------

   Total current assets                                                          780,787

Property and equipment                                                           556,371
Intangibles                                                                      939,019
Other assets                                                                      47,906
                                                                            ------------
Total assets                                                                $  2,324,083
                                                                            ============
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                          $  4,585,682
  Accrued expenses                                                               572,376
  Current portion of obligations under capital leases payable                     55,338
  Deferred revenue                                                               159,385
                                                                            ------------

Total current liabilities                                                      5,372,781

Obligations under capital leases, net of current portion                          13,195
                                                                            ------------
Total liabilities                                                              5,385,976
                                                                            ------------
Commitments and contingencies

Shareholders' deficit:
  Common stock; $.001 par value; 100,000,000 shares authorized;
     22,924,606 shares issued and outstanding; and additional
     paid in capital
                                                                              22,569,095
  Subscriptions receivable                                                       (32,762)
  Unearned compensation                                                         (492,586)
  Accumulated deficit                                                        (25,105,640)
                                                                            ------------
Total shareholders' deficit                                                   (3,061,893)
                                                                            ------------
Total liabilities and shareholders' deficit                                 $  2,324,083
                                                                            ============


          See accompanying notes to consolidated financial statements.

                    TARGITINTERACTIVE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                      2001             2000
                                                  ------------     ------------

Revenues                                          $  4,712,611     $  6,225,426

Costs and expenses:
   Costs of revenues                                 2,371,670       13,019,836
   Payroll, benefits and related expense             2,663,091        3,538,273
   General and administrative                        3,406,922        5,243,713
                                                  ------------     ------------
Total costs and expenses                             8,441,683       21,801,822

Loss from operations                                (3,729,072)     (15,576,396)

Interest (expense)                                    (902,011)      (2,244,556)
Gain on settlement of accounts payable                 103,804               --
Gain (loss) on disposal of assets                       12,087         (223,712)

                                                  ------------     ------------
Net (loss)                                        ($ 4,515,192)    ($18,044,664)
                                                  ============     ============

Discount attributable to beneficial conversion
  privilege of preferred stock                       (143,182)          (85,910)

Net loss applicable to common stock                (4,658,374)      (18,130,574)
                                                  ============     ============

Basic and diluted loss per common share           $      (0.31)    $      (1.74)
                                                  ============     ============
Weighted average number of common
  shares outstanding                                15,136,182       10,400,000
                                                  ============     ============



          See accompanying notes to consolidated financial statements.

    TARGITINTERACTIVE, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF ACCUMULATED
              SHAREHOLDERS' DEFICIT
 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                COMMON                          PREFERRED
                                                                 STOCK                           STOCK                 ADDITIONAL
                                                       ---------------------------    ---------------------------        PAID-IN
                                                          SHARES         AMOUNT          SHARES          AMOUNT          CAPITAL
                                                       ------------   ------------    ------------    ------------    ------------

                         BALANCE, JANUARY 1, 2000                --   $         --              --    $         --    $         --

                            Capital contributions                --             --              --              --              --

                  31.24% equity interest/warrants                --             --              --              --              --

                         Issuance of common stock        10,400,000         10,400             --              --          69,713

                      Issuance of preferred stock                --             --       5,000,000           5,000       6,688,959

 Reclass limited liability corporation deficit to                --             --              --              --         (69,713)
                       additional paid in capital

Embedded dividends on convertible preferred stock                --             --              --              --          85,910

                                         Net Loss                --             --              --              --              --
                                                       ------------   ------------    ------------    ------------    ------------

                     BALANCE AT DECEMBER 31, 2000        10,400,000   $     10,400       5,000,000    $      5,000    $  6,774,869

Embedded dividends on convertible preferred stock                --             --              --               --        143,182

     Capital contribution, net of preferred stock                --             --      (5,000,000)         (5,000)     12,805,000
                                       retirement

              Warrants to preferred stock holders                --             --              --              --         560,000

                 Acquisition of Global Technology         1,778,784          1,779              --              --        (435,480)

                       Management incentive stock         1,575,000          1,575              --              --         344,925

                   Consulting fee in lieu of cash         1,275,000          1,275              --              --         572,475

                 Conversion of related party note           200,000            200              --              --          60,264

                 Acquisition of Williams Software         7,045,000          7,045              --              --       1,161,080

                            Stock in lieu of rent            54,781             55              --              --          13,295

      Receipt of cash for subscription receivable                --             --              --              --              --

                  Settlement with former employee            66,141             66              --              --          14,816

                  Grant of employee stock options                --             --              --              --         394,474

                         Issuance of common stock           499,900            500              --              --         124,475

                        Compensation to directors            30,000             30              --              --          12,795

       Amortization of management incentive stock                --             --              --              --              --

           Amortization of employee stock options                --             --              --              --              --

                                         Net Loss                --             --              --              --              --
                                                       ------------   ------------    ------------    ------------    ------------

                     BALANCE AT DECEMBER 31, 2001        22,924,606   $     22,925              --    $         --    $ 22,546,170

[RESTUBBED]
                                                      MEMBERS'       SUBSCRIPTION      UNEARNED      ACCUMULATED     SHAREHOLDERS'
                                                      CAPITAL         RECEIVABLE     COMPENSATION      DEFICIT     EQUITY /(DEFICIT)
                                                     ------------    ------------    ------------    ------------  -----------------
                         BALANCE, JANUARY 1, 2000    $  5,070,000    $ (2,000,000)   $         --    $ (2,386,405)   $    683,595

                            Capital contributions              --       2,000,000              --              --       2,000,000

                  31.24% equity interest/warrants       1,704,072              --              --              --       1,704,072

                         Issuance of common stock         (80,113)             --              --              --              --

                      Issuance of preferred stock      (6,693,959)             --              --              --              --

 Reclass limited liability corporation deficit to              --              --              --          69,713              --
                       additional paid in capital

Embedded dividends on convertible preferred stock              --              --              --         (85,910)             --

                                         Net Loss              --              --              --     (18,044,664)    (18,044,664)
                                                     ------------    ------------    ------------    ------------    ------------

                     BALANCE AT DECEMBER 31, 2000    $         --    $         --    $         --    $(20,447,266)   $(13,656,997)

Embedded dividends on convertible preferred stock              --              --              --        (143,182)             --

     Capital contribution, net of preferred stock              --              --              --              --      12,800,000
                                       retirement

              Warrants to preferred stock holders              --              --              --              --         560,000

                 Acquisition of Global Technology              --              --              --              --        (433,701)

                       Management incentive stock              --              --        (346,500)             --              --

                   Consulting fee in lieu of cash              --              --              --              --         573,750

                 Conversion of related party note              --              --              --              --          60,464

                 Acquisition of Williams Software              --         (76,512)             --              --       1,091,613

                            Stock in lieu of rent              --              --              --              --          13,350

      Receipt of cash for subscription receivable              --          75,000              --              --          75,000

                  Settlement with former employee              --              --              --              --          14,882

                  Grant of employee stock options             --              --         (394,474)             --              --

                         Issuance of common stock              --         (31,250)             --              --          93,725

                        Compensation to directors              --              --              --              --          12,825

       Amortization of management incentive stock              --              --          57,004              --          57,004

           Amortization of employee stock options              --              --         191,384              --         191,384

                                         Net Loss              --              --              --      (4,515,192)     (4,515,192)
                                                     ------------    ------------    ------------    ------------    ------------

                     BALANCE AT DECEMBER 31, 2001    $         --    $    (32,762)   $   (492,586)   $(25,105,640)   $ (3,061,893)



          See accompanying notes to consolidated financial statements.

                   TARGITINTERACTIVE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                 2001            2000
                                                             ------------    ------------
OPERATING ACTIVITIES
Net(loss)                                                    $ (4,515,192)   $(18,044,664)
Adjustments to reconcile net (loss) to net
   cash used in operating activities:
        Depreciation and amortization                             645,754         452,284
        Issuance of warrants for debt premium                     560,000              --
        Issuance of stock for services                            614,807              --
          Bad debt expense                                        445,000
        Amortization of unearned compensation                     248,388              --
          (Gain) on settlement of accounts payable               (103,803)
        (Gain) loss on disposal of assets                         (12,087)        223,712

   Changes in assets and liabilities, net of acquisitions:
        Accounts receivable                                       290,537        (805,530)
        Prepaid expenses and other current assets                 157,484        (181,464)
        Accounts payable and accrued expenses                     438,533       3,241,827
        Deferred revenue                                           29,385              --
                                                             ------------    ------------
Net cash used in operating activities                          (1,201,194)    (15,113,835)
                                                             ------------    ------------
INVESTING ACTIVITIES
    Purchase of property and equipment                            (49,427)       (922,464)
    Increase in deposits                                               --          51,297
    Proceeds from sale of property and equipment                   12,087              --
    Increase in due from members                                       --          14,231
    Proceeds from Williams Software acquisition                   225,775              --
                                                             ------------    ------------
Net cash provided by (used in) investing activities               188,435        (856,936)
                                                             ------------    ------------
FINANCING ACTIVITIES
    Proceeds from subscriptions receivable                         75,000              --
    Proceeds from issuance of common stock                         93,725              --
    Capital contributions, net of subscriptions receivable             --       2,000,000
    Capital contributions                                              --       1,704,072
    Proceeds from notes payable to bank                           799,000      12,001,000
    Payments of capital lease obligations                         (10,142)        (12,423)
                                                             ------------    ------------
Net cash provided by financing activities                         957,583      15,692,649
                                                             ------------    ------------
Net(decrease) in cash                                             (55,176)       (278,122)

Cash, beginning of year                                           157,659         435,781
                                                             ------------    ------------
Cash, end of year                                            $    102,483    $    157,659
                                                             ============    ============


          See accompanying notes to consolidated financial statements.

                    TARGITINTERACTIVE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                               2001          2000
                                                           -----------   -----------
Supplemental disclosures of cash flow information:

         Cash paid during the period for interest          $   342,011   $   442,151



Supplemental disclosures of non-cash investing and Financing activities:

         Property and equipment acquired through capital
           lease agreements                                $    30,152   $        --

         Issuance of common stock for the extinguishment
            of related party debt                          $    60,464   $        --

         Issuance of management incentive stock            $   346,500   $        --

         Grant of employee stock options                   $   394,474   $        --

         Capital contribution for payoff
             of debt                                       $12,800,000   $        --

         Embedded Dividends on convertible
             preferred stock                               $   143,182   $    85,910



           See accompanying notes to consolidated financial statements

TARGITINTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  NATURE OF OPERATIONS

Description of Company

TargitInteractive, Inc. (the "Company") is a provider of interactive marketing services featuring.

July 27, 2001, the Company acquired Williams Software, Inc. doing business as FirstPop.com, an interactive marketing company. FirstPop.com has developed a message delivery system platform for use by corporate clients for broadcasting marketing or corporate messages across the Internet or through private intranets or extranets (see Note 5).

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company's revenues are derived principally from the delivery of commercial advertising through the Internet. Revenues from commercial e-mail advertising are recognized upon delivery of advertising to the internet service provider's customers. Upon delivery, the Company has no further obligations. Deferred revenue is recognized when monies are received in advance of services performed.

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

Property and equipment

Property and equipment are carried at cost. The Company provides depreciation for financial purposes over the estimated useful lives of assets using the straight-line method. Upon retirement or sale of fixed assets, their net book value is removed from the accounts and the difference between such net book value and proceeds received is recorded in income. Expenditures for maintenance repairs are charged to expense; renewals and improvements are capitalized.

Intangible Assets

Intangible assets consist primarily of internally developed software, client lists and goodwill. Goodwill is not amortized.

The Company evaluates the recoverability of intangible assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such evaluation involves the use of an independent appraisal or is basis on various analyses, including cash flows and profitability projections. If the sum of the expected future cash flows or the appraised value is less than the carrying amount of the assets, an impairment loss is recognized. Accordingly, impairment loss is the difference between the sum of the estimated future cash flows or appraised value and the carrying amount of the asset. Management believes that there is no impairment as of December 31st, 2001.

TARGITINTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Gain on Settlement of Accounts Payable

The Company has reached agreements with certain vendors in which the amounts owed to these vendors have been reduced.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Estimates are used for, but not limited to: allowance for doubtful accounts; accounts payable; asset impairments; depreciable lives of assets; useful lives of intangible assets; valuation of intangibles; and tax valuation allowances. Future events and their effects cannot be perceived with certainty. Accordingly our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company's financial instruments, primarily consisting of cash, accounts receivable, accounts payable (see Note 9), and capital lease obligations, approximate fair value due to their short-term nature or interest rates that approximate market.

New Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement 142). Statement 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 changes the criteria to recognize intangible assets apart from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but will be reviewed annually, or more frequently if impairment indicators arise. Identifiable intangible assets will continue to be amortized over their estimated useful lives.

Reclassifications

Certain reclassifications were made to the year 2000 financial statements to conform to the presentation used in year 2001.


NOTE 3:  GOING CONCERN - UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses, negative cash flows from operating activities, and has negative working capital and shareholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has initiated several actions to generate working capital and improve operating performances, including equity and debt financing and cost reduction measures.

There can be no assurance that the Company will be able to successfully implement its plans, or if such plans are successfully implemented, that the Company will achieve its goals.

TARGITINTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3:  GOING CONCERN - UNCERTAINTY (CONTINUED)

Furthermore, if the Company is unable to raise additional funds, it may be required to reduce its workforce, reduce compensation levels, reduce dependency on outside consultants, modify its growth and operating plans, and even be forced to terminate operations completely.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


NOTE 4:  GLOBAL TECHNOLOGY MARKETING INTERNATIONAL, INC. ACQUISITION

Effective May 29, 2001, the Company consummated a merger with Global Technology Marketing International, Inc. doing business as TargitMail.com (TargitMail.com). TargitMail.com contracts with internet service providers and e-mail service providers to deliver commercial e-mail advertising to the internet service provider's customers under the TargitMail.com domain name.

The merger was accounted for as a reverse merger into a public shell. Accordingly, the acquisition has been treated as an acquisition of TargitInteractive, Inc. by Global Marketing Technologies International, Inc. and as a recapitalization of Global Marketing Technologies International, Inc. As a result, the Company recorded an additional 1,778,784 shares of common stock and liabilities in excess of assets of $433,701. The historical financial statements presented prior to May 29, 2001 are those of Global Marketing Technologies International, Inc.

On September 30, 2000, 5,000,000 shares of redeemable and convertible preferred stock were issued in exchange for the membership interests of two members. These preferred shares were entitled to receive cumulative annual dividends at a rate of 8% per share. The Company, at the time of issuance, recognized a discount attributable to the beneficial conversion privilege of approximately $ 630,000 by accreting the amount from the date of issuance, September 30, 2000, through the first date of conversion, June 20, 2002. The accretion realized in years ended December 31, 2000 and December 31, 2001 were $85,910 and $143,182, respectively.

Pursuant to the merger, the Company issued two $200,000 5% Convertible Notes, convertible into 40% on an as-converted basis of the shares of the, fully diluted common stock outstanding immediately prior to the conversion, for 100% of the outstanding Series A Preferred Stock, at $.08 per share, and warrants to purchase up to 10% of TargitInteractive's common stock, outstanding immediately following the acquisition of FirstPop.com (see Note 5), which was consummated on July 27, 2001. At the same time, the holders of the two convertible notes paid off Company debt of $12,800,000, which was recorded by the Company as a contribution of capital.

The notes, discussed above, were converted on August 15, 2001 into 10,400,000 shares of common stock.

The warrants are for the purchase of up to 10% of TargitInteractive's common stock at an aggregate exercise price of $2,000,000. The Company valued the warrants using the Black-Scholes Option Pricing Model and determined that the fair value of the warrants was $.28 per warrant. The term of the warrants are one year from the date of issuance. The Company recorded $560,000 in interest expense during the year ended December 31, 2001.


NOTE 5: WILLIAMS SOFTWARE, INC. ACQUISITION

Effective July 27, 2001, the Company consummated a merger with Williams Software, Inc. doing business as FirstPop Technologies, Inc. (FirstPop.com). FirstPop.com, an interactive marketing company, has developed a unique message delivery system platform for use by corporate clients for broadcasting marketing or corporate messages across the Internet or through private intranets or extranets.

TARGITINTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5: WILLIAMS SOFTWARE, INC. ACQUISITION (CONTINUED)

Pursuant to the merger, the Company issued a 5% Convertible Note, at $300,000, for 100% of the outstanding common stock and warrants to purchase up to 5% of TargitInteractive's common stock, outstanding immediately following the closing date. The warrants are for the purchase of up to 5% of TargitInteractive's common stock at an aggregate exercise price of $1 million. The warrants expire June 30, 2002 and are contingent upon the completion of a $2,000,000 private placement.

FirstPop shareholders received a total of 7,045,000 shares consisting of 6,745,000 shares of common stock on the conversion of the $300,000 note, plus 300,000 incentive shares. The incentive shares were issued to those FirstPop.com shareholders who contributed capital to complete the merger.

The merger was accounted for using the purchase method of accounting. The Company has determined the purchase price to be allocated to be $1,042,088, which consists of the fair value of the convertible notes, $1,100,000, incentive shares issued to FirstPop.com shareholders, $66,000, less the assumption of subscriptions receivable of $76,513 and less net assets of $47,399, which consists of $225,958 of cash, $138,002 of prepaid expenses, fixed assets of $92,998, liabilities of $279,559 and deferred revenue of $130,000. The purchase price in excess of net assets has been allocated as follows:

            Description                                                 Amount
            -----------                                             -----------
            Database                                                $  352,000
            Goodwill                                                   289,303
            Internally Developed Software                              288,785
            Website                                                    112,000
                                                                    ----------
                                                                    $1,042,088
                                                                    ==========

The Company obtained an independent valuation of the assets of FirstPop.com. in order to determine the fair value of assets purchased.


NOTE 6:    PROPERTY AND EQUIPMENT
                                                      December 31,      Useful
                                                         2001           lives
                                                     ------------     ----------

Office furniture and equipment                       $   877,404         5 Years
Leasehold Improvements                                    97,247         3 Years
Computer equipment and software                           51,622         3 Years
                                                     ----------
Property and equipment                                 1,026,273
Less accumulated depreciation                           (469,902)
                                                     -----------
Property and equipment, net                          $   556,371
                                                     ===========

Computer and office equipment subject to capital leases at December 31, 2001 included above, is $55,304, net of accumulated depreciation of $10,648.

Depreciation expense was $320,300 and $212,038 for the years ended December 31, 2001 and 2000, respectively.

NOTE 7:   INTANGIBLE ASSETS
                                                       2001          Lives
                                                    ---------    -------------

     Internally developed software                 $  743,302    3 years
     Database                                         352,000    2 years
     Goodwill                                         289,303    Not amoritized
     Website                                          112,000    3 years
                                                    ---------
                                                    1,496,605
     Less accumulated amortization                   (557,586)
                                                   ----------
     Net intangible assets                         $  939,019
                                                   ==========

Amortization expense for intangible assets was $ 325,453 and $ 240,246 for the years ended December 31, 2001 and 2000, respectively.

TARGITINTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8:  CAPITAL LEASES

The Company leases certain equipment under long term capital leases. The following is a schedule, by year, of the future lease minimum payments under capital leases, together with the present value of the net minimum payments as of December 31, 2001.

                                                     Year              Amount

                                                     2002              $57,840
                                                     2003               13,631
                                                                       -------
         Total minimum lease payments                                   71,471
         Less amount representing interest with interest
           rates ranging from 2.9% to 14.25%                             2,938
                                                                       -------
         Total present value of minimum
           payment                                                      68,533
         Less current portion                                           55,338
                                                                       -------
         Long-term obligations                                         $13,195
                                                                       =======

Rental expense for the years ended December 31, 2001 and 2000 were $162,750 and $182,750, respectively.

NOTE 9: COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a number of pending legal proceedings. Except for the following case, pending litigation relates primarily to accounts payable issues and the Company believes that these items will not materially affect its business, results of operation or financial condition.

On April 4, 2001, Juno Online Services, Inc. filed a complaint against Global Technology Marketing International, LLC. The complaint alleges that Juno is due more than $3,342,952 for marketing services pursuant to an advertising agreement. As of December 31, 2001, the Company is negotiating with Juno to significantly reduce the amount owed. The Company has recorded a payable to Juno in the amount of $1,114,769. On May 16, 2001, the Company filed an answer denying all material allegations and raising various counterclaims that seek rescission of all contracts between the parties based on Juno's fraudulent inducement. On June 8, 2001 Juno replied to the counterclaims and denied the material allegations. Because the payables are involved in litigation, events could occur in the near term that would materially affect the amount and timing of payments of this account.

NOTE 10: DEFERRED INCOME TAXES

At December 31, 2001, the Company has available net operating loss carryforwards of approximately $5,185,000. These losses may be used to offset future taxable income in limited amounts through 2021. The limitations are based on Internal Revenue Code Section 382.

After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized due to substantial uncertainty.

TARGITINTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: DEFERRED INCOME TAXES (CONTINUED)

Accordingly, components of the Company's net deferred income taxes at December 31, 2001 are as follows:


                                               December 31,
                                                  2001
                                                ---------

         Deferred tax assets:

         Net operating loss carry forwards      $1,820,000
         Valuation allowance                    (1,820,000)
                                                ----------
         Total                                  $       --
                                                ==========

The valuation allowance increased for the year ended December 31, 2001 by $1,535,000.

NOTE 11: STOCK BASED COMPENSATION


July 27, 2001, the Company issued 1,575,000 shares of common stock to three officers of its newly acquired wholly owned subsidiary FirstPop.com, for management services over thirty-six months. The shares vest ratably over the three-year period. At December 31, 2001, the Company has recorded $346,500 of unearned compensation in the equity section of the balance sheet and amortized $57,004 to expense. The shares were valued using the fair market value on the date of issuance as determined by an independent fair value appraiser.

October 19, 2001, the Chairman and Chief Executive Officer resigned. Pursuant to the management agreement, of the 525,000 shares allocated to him as an officer that were to vest over three years, the Executive received 100,000 of such shares and the remainder of 425,000 shares were allocated to the two remaining officers. In addition, he was issued 66,141 shares for services rendered. The market price of the common stock was $.30 per share. The common stock cannot be sold for a 12-month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value by 25%. Compensation expense of $14,882 was recorded in the Statement of Operations for the year ended December 31, 2001.

In September 2001, the Company issued 1,116,291 five-year options at an exercise price of $.01 per share to employees of the Company. The options vest annually over a three-year period, starting from the employee's hire date. On December 10, 2001, the Company granted 100,000 five-year options with an exercise price of $.01 per share to the Vice Chairman. These options vest at the date of grant. At December 31, 2001 the Company has recorded $394,474 of unearned compensation in the equity section of the balance sheet and amortized $ 191,384 to expense. The fair value of the options was calculated using the Black-Scholes Option Pricing Model.

In September 2001, the Company issued 444,600 five-year options at an exercise price of $1.00 per share to employees of the Company. The options vest annually over a three year period, starting from the employee's hire date. The fair value of the options on the grant date was $ 177,840 calculated using the Black-Scholes Option Pricing Model.

In December 2001, the Company issued 350,000 five-year options at an exercise price of $.50 per share to Directors of the Company. The options vest over a ten-month period. The fair value of the options on the grant date was $ 140,000 calculated using the Black-Scholes Option Pricing Model.

TARGITINTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11: STOCK BASED COMPENSATION (CONTINUED)

The Company applies Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees," in accounting for stock based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net loss. Had the compensation cost for stock option grants to the Company's employees been determined by SFAS No. 123, " Accounting for Stock Based Compensation," the Company's net loss would have increased for the year ended December 31, 2001 as presented in the table below. Using the Black-Scholes Option Pricing Model, the Company's pro forma net loss and pro forma net loss per share are as follows:


                  Pro Forma Net Loss                    $  4,671,595
                  Pro Forma Net Loss Per Share                ($.32)
                  Risk Free Interest Rate                      6.16%
                  Expected Lives                             5 years
                  Expected Volatility                        257.61%

For purposed of these pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period.


NOTE 12: OTHER COMMON STOCK TRANSACTIONS


July 27, 2001, the Company issued 1,275,000 shares of common stock for investment banking services. The market price of the common stock was $.60 per share. The common stock cannot be sold for a 12-month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value by 25%. The Company recorded $573,750 of expense during the year 2001. The Company is also required to pay this company $5,000 per month for a twelve-month period for services.

July 27, 2001, the Company issued 200,000 shares of common stock to a related party for the conversion of a $60,464 note payable and related interest.

August 9, 2001, the Company effected a thirty-for-one stock split. This stock split has been retroactively reflected in the consolidated financial statements and disclosures for all periods presented.

In October 2001, the Company authorized the issuance of 50,000 shares of common stock to the landlord of the New Hampshire facility for a reduction in the monthly lease payment for the term of the existing lease which expires on December 31, 2002 and through the term of a new lease, currently under negotiation. The market price of the common stock was $.30 per share. The common stock cannot be sold for a 12-month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value by 25%. The Company recorded $11,250 in prepaid expense at December 31, 2001.

The Company rents an office in Deerfield Beach, Florida on a month-to-month basis. The rental payment is $300 per month. The landlord agreed to accept the rental payment in stock of the Company starting in June 2001. The total shares issued during 2001 was 4,781. The rental expense is determined on a monthly basis based on the market value of the common stock at the first of the month. The market price of the common stock for the period was between $.30 and $3.60 per share. The common stock cannot be sold for a 12-month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value by 25%. The Company recorded $2,100 of expense during the year ended December 31, 2001.

In December 2001, the Company sold 499,900 shares of common stock to current shareholders for $ 124,975. $31,250 of the proceeds from the sale where received in January 2002, and therefore are reflected as subscription receivable at December 31, 2001.

TARGITINTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12: OTHER COMMON STOCK TRANSACTIONS (CONTINUED)

December 10, 2001, the outside directors of the Company were issued a total of 30,000 shares of common stock. The market price of the common stock was $.57 per share. The common stock cannot be sold for a 12-month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value by 25%. The Company recorded $12,825 of expense during the year ended December 31, 2001.


NOTE 13:  PRO FORMA INFORMATION

The following unaudited pro forma financial information reflects the results of operations for the years ended December 31, 2001 and December 31, 2000, as if the Global Technology Marketing International, Inc. and Williams Software, Inc. acquisitions had occurred at the beginning of the respective periods presented, and after giving effect to purchase accounting adjustments. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the Company, Global Technology Marketing International, Inc. and Williams Software, Inc. been combined during the specified periods.


                                                      Years Ended
                                         --------------------------------------
                                         December 31, 2001   December 31, 2000
                                         -----------------    -----------------
Net revenues                               $  4,712,611        $   6,228,385
Net loss                                   $ (5,192,500)       $ (19,751,642)
Net loss per share                         $       (.45)       $        (.95)


NOTE 14:  SUBSEQUENT EVENTS

On February 5, 2002, the Executive Vice President resigned. Pursuant to the management agreement, of the 525,000 shares allocated to him as an officer that were to vest over three years, the Executive received 89,167 of such shares and the remainder of 387,371 shares were allocated to the remaining officer. In addition, he was issued 48,462 shares for services rendered. Of the options granted to him in August 2001, he retained 196,767 options with an exercise price of $.01 per share and the remainder were cancelled.