Form 10QSB
period 2002-03-31
TARGITINTERACTIVE INC
filed 2002-05-14
CIK 1078629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED: MARCH 31, 2002

                        COMMISSION FILE NUMBER: 000-27391


                             TARGITINTERACTIVE, INC.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     DELAWARE                         51-0347728
      --------------------------------        --------------------------
       (State or other jurisdiction of             (IRS Employer
       incorporation or organization)            Identification No.)

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

                                YES [X]    NO [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    As of May 7, 2002, the number of the Company's shares of par value $.001 common stock outstanding was 23,487,992.

                                      INDEX

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements-Unaudited

Condensed Consolidated Balance Sheet                                      3

Condensed Consolidated Statements of Operations                           4

Condensed Consolidated Statements of Cash Flows                           5

Notes to Condensed Consolidated Financial Statements                    6-7

Item 2- Management's Discussion and Analysis of Financial Condition       8
             And Results of Operations

PART II - OTHER INFORMATION                                             9-10

SIGNATURES                                                               11

                                     PART I

ITEM 1.  FINANCIAL INFORMATION.

                    TargitInteractive, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                 March 31, 2002
                                  (unaudited)

ASSETS
Current assets:
         Cash                                                                      $     62,125
         Accounts Receivable, net of allowance for doubtful accounts of $252,789        145,911
         Prepaid expenses and other current assets                                      148,859
                                                                                   ------------

         Total current assets                                                           356,895

Property and equipment, net of accumulated depreciation of $588,924                     493,080
Intangibles, net of accumulated amortization of $625,341                                853,620
Other assets                                                                             47,906

                                                                                   ------------
Total assets                                                                       $  1,751,501
                                                                                   ============


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
         Accounts payable                                                          $  4,559,751
         Accrued expenses                                                               520,335
         Current portion of obligations under capital leases payable                     52,008
         Deferred revenue                                                               159,385
                                                                                   ------------

Total Current liabilities                                                             5,291,479

Obligations under capital leases, net of current portion                                  9,453

                                                                                   ------------
Total liabilities                                                                     5,300,932
                                                                                   ------------

Commitments and contingencies


Shareholders' deficit:
         Common stock; $.001 per value; 100,000,000 shares authorized;
             23,487,992 shares issued and outstanding; and additional paid
             in capital                                                              22,709,969
         Subscription receivable                                                         (1,512)
         Unearned compensation                                                         (417,226)
         Accumulated deficit                                                        (25,840,662)
                                                                                   ------------
Total shareholders' deficit                                                          (3,549,431)
                                                                                   ------------

Total liabilities and shareholders' deficit                                        $  1,751,501
                                                                                   ============

     See accompanying notes to condensed consolidated financial statements.

                    TargitInteractive, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
               For the Three Months Ended March 31, 2002 and 2001
                                   (unaudited)


                                                         2002            2001

Revenues                                           $    506,130    $  1,552,048

Costs and expenses
      Costs of revenues                                 207,804         766,672
      Payroll, benefits and related expenses            507,247         816,235
      General and adminstrative expenses                514,411         494,673
                                                   ------------    ------------

Total costs and expenses                              1,229,462       2,077,580
                                                   ------------    ------------

Loss from operations                                   (723,332)       (525,532)

Interest (expense)                                      (11,690)       (261,352)
                                                   ------------    ------------
Net (loss)                                         $   (735,022)   $   (786,884)
                                                   ============    ============


Basic and diluted loss per common share            $      (0.03)   $      (0.08)
                                                   ============    ============

Weighted average number of common shares
      outstanding                                    23,198,335      10,400,000
                                                   ============    ============

        See accompanying notes to condensed consolidated financial statements.

                  TargitInteractive, Inc. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
             For the Three Months Ended March 31, 2002 and 2001
                                 (unaudited)

                                                            2002         2001
OPERATING ACTIVITIES
Net(loss)                                                $(735,022)   $(786,884)
Adjustments to reconcile net (loss) to net
   cash used in operating activities:
             Depreciation and amortization                 168,237       87,000
             Issuance of stock for services                    900         --
             Amortization of unearned compensation          75,360         --

      Changes in assets and liabilities:
             Accounts receivable                           338,736       86,303
             Prepaid expenses and other current assets      44,794      152,057
             Accounts payable and accrued expenses         (77,969)      16,038


                                                         ---------    ---------
Net cash used in operating activities                     (184,964)    (445,486)
                                                         ---------    ---------

INVESTING ACTIVITIES
      Purchase of property and equipment                   (19,547)     (25,182)
                                                         ---------    ---------
Net cash used in investing activities                      (19,547)     (25,182)
                                                         ---------    ---------

FINANCING ACTIVITIES
      Proceeds from subscriptions receivable                31,250         --
      Proceeds from issuance of common stock               139,975         --
      Proceeds from notes payable to bank                     --        357,914
      Payments of capital lease obligations                 (7,072)      (2,517)
                                                         ---------    ---------
Net cash provided by financing activities                  164,153      355,397
                                                         ---------    ---------

Net (decrease) in cash                                     (40,358)    (115,271)

Cash, beginning of period                                  102,483      157,659
                                                         ---------    ---------
Cash, end of period                                      $  62,125    $  42,388
                                                         =========    =========

Supplemental disclosures of cash flow information

      Cash paid during the period for interest           $  11,690    $ 261,360
                                                         =========    =========

   See accompanying notes to condensed consolidated financial statements.

TARGITINTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2002

NOTE 1:  BASIS OF PRESENTATION FOR INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions for Form 10-QSB and Article 10 of Regulation SB of the Securities and Exchange Commission rules and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. All significant inter-company accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with the Company's audited financial statements and accompanying footnotes included on Form 10-KSB for the fiscal year ended December 31, 2001.

NOTE 2:  GOING CONCERN - UNCERTAINTY

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operating activities and has negative working capital and shareholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3: STOCK BASED COMPENSATION

On July 27, 2001, the Company issued 1,575,000 shares of common stock to three officers of its newly acquired wholly owned subsidiary FirstPop.com, for management services over thirty-six months. The shares vest ratably over the three-year period. At March 31, 2002, the Company has $258,161 remaining of unearned compensation in the equity section of the balance sheet and has recognized, for the three-month period ended March 31, 2002, $31,335 of stock based compensation expense related to the issuance. The shares were valued using the fair market value on the date of issuance as determined by an independent fair value appraiser.

In September 2001, the Company issued 1,116,291 five-year options at an exercise price of $.01 per share to employees of the Company. The options vest annually over a three-year period, starting from the employee's hire date. On December 10, 2001, the Company granted 100,000 five-year options with an exercise price of $.01 per share to the Vice Chairman. These options vest at the date of grant. At March 31, 2002 the Company has $159,065 remaining of unearned compensation in the equity section of the balance sheet and amortized $ 44,025 to expense for the three-month period ended March 31, 2002. The fair value of the options was calculated using the Black-Scholes Option Pricing Model.

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

TARGITINTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2002

NOTE 3: STOCK BASED COMPENSATION - (CONTINUED)

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net loss. Had the compensation cost for stock option grants to the Company's employees been determined by SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net loss would have increased for the year ended December 31, 2001 as presented in the table below. Using the Black-Scholes Option Pricing Model, the Company's pro forma net loss and pro forma net per share for the three month period ended March 31, 2002 are as follows:

                  Pro Forma Net Loss                   $   774,036
                  Pro Forma Net Loss Per Share               ($.03)
                  Risk Free Interest Rate                     6.16%
                  Expected Lives                            5 years
                  Expected Volatility                       257.61%


For purposed of these pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period.

On August 9, 2001, the Company effected a thirty-for-one stock split. This stock split has been retroactively reflected in the condensed financial statements and footnote disclosures for all periods presented.

NOTE 4: OTHER COMMON STOCK TRANSACTIONS

In February 2002, the Company sold 559,900 shares of common stock to current stockholders for $139,975 at $.25 per share.

The Company rents an office in Deerfield Beach, Florida on a month-to-month basis. The rental payment is $300 per month. The landlord agreed to accept the rental payment in stock of the Company starting in June 2001. The total shares issuable during the three-month period ended March 31, 2002 was 3,486. The rental expense is determined on a monthly basis based on the market value of the common stock at the first of the month. The market price of the common stock for the period was between $.21 and $.35 per share.

NOTE 5:  PRO FORMA INFORMATION

The following unaudited pro forma financial information reflects the results of operations for the three-month periods ended March 31, 2002 and March 31, 2001, as if the Global Technology Marketing International, Inc. and Williams Software, Inc. acquisitions had occurred at the beginning of the respective periods presented, and after giving effect to purchase accounting adjustments. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the Company, Global Technology Marketing International, Inc. and Williams Software, Inc. been combined during the specified periods.

                                                    Three Months Ended

                                         --------------------------------------
                                          March 31, 2002       March 31, 2001
                                         -----------------    -----------------
Net revenues                               $     506,130        $   1,552,048
Net loss                                        (738,327)          (1,107,650)
Net loss per share                         $        (.03)       $        (.05)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The discussion and analysis set forth below should be read in conjunction with our Financial Statements and the related notes thereto appearing elsewhere in this quarterly report. The information presented for the three months ended March 31, 2002 and March 31, 2001, was derived from unaudited financial statements, which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

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

Going Concern

The Company's viability as a going concern has been dependent since inception upon its ability to raise sufficient working capital from equity and debt financing. The Company experienced losses from operations since inception, and had a working capital deficit at March 31, 2002. The Company experienced a net loss of $735,022 for the three months ended March 31, 2002, and had a working capital deficit of $4,934,586 at March 31, 2002. See "Liquidity and Capital Resources," below.

Results of Operations

Three months ended March 31, 2002 and 2001

The Company had revenues of $506,130 in the quarter ended March 31, 2002 compared to $1,552,048 in the quarter ended March 31, 2001. The decrease is due to the general decrease in advertising and the loss of internet based companies who significantly curtailed their advertising or ceased business during 2001. Cost of revenues decreased $558,868 from $766,672 for the three months ended March 31, 2001 to $207,804 for the three months ended March 31, 2002. The decrease is a result of a reduction in database costs due to the decrease in revenues.

The decrease in costs and expenses of $746,418 is primarily due to the Company's plan of cost reductions and reorganization of its staffing requirements. The Company had a net loss of $735,022 in the quarter ended March 31, 2002 compared to a net loss of $786,884 in the quarter ended March 31, 2001.

Liquidity and Capital Resources

At March 31, 2002, TargitInteractive had $62,125 in cash, $145,911 in accounts receivable (net of an allowance for doubtful accounts of $252,787), and $148,859 in prepaid expenses. Current liabilities were $5,291,479, of which $4,559,751 was accounts payable, $520,335 was accrued expenses, $52,008 was current maturities of long term debt, and $159,385 was deferred revenue.

During the three-month period ended March 31, 2002, TargitInteractive used $184,964 of cash for operating activities. Net cash used by investing activities was $19,547. Net cash provided by financing activities was $164,153, which was due to the sales of common stock to existing shareholders.

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses, negative cash flows from operating activities, and has negative working capital and shareholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has initiated several actions to generate working capital and improve operating performances, including equity and debt financing and cost reduction measures. There can be no assurance that the Company will be able to successfully implement its plans, or if such plans are successfully implemented, that the Company will achieve its goals. Furthermore, if the Company is unable to raise additional funds, it may be required to reduce its workforce, reduce compensation levels, reduce dependency on outside consultants, modify its growth and operating plans, and even be forced to terminate operations completely. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company continues to negotiate with trade creditors in order to reduce amounts owed on old non-reoccurring payables. The Company has been successful in obtaining significant reductions in these payables from some of its creditors. Additionally, the Company is in the process of obtaining third party financing of its accounts receivable.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Global Technology Marketing International (GTMI) is a defendant in a number of pending legal proceedings. Except for the following cases all other pending litigation relates to accounts payable issues and the Company believes that these liabilities will not materially affect its business, results of operation or financial condition.

On April 4, 2001, Juno Online Services, Inc. filed a complaint against Global Technology Marketing International, LLC in the United States District Court for the Southern District of New York. The complaint alleges that, Juno is due more than $3,342,952 for marketing services pursuant to an advertising agreement. As of September 30, 2001, the Company has a payable to Juno in the amount of [$1,114,769]. On May 16, 2001 GTMI filed an answer and counterclaim, denying its material allegations and raising various counterclaims that seek rescission of all contracts between the parties based on Plaintiff-Counterclaim Defendant Juno's fraudulent inducement. On June 8, 2001 Juno replied to the counterclaims and denied the material allegations. During the reporting period, the Company and Juno reached a tentative resolution of all the outstanding issues, and a settlement document has been circulated. However at the time of this filing, the settlement has not been executed. The Company expects to notify the SEC and it's shareholders at the resolution of this case via a supplemental filing, if a settlement is reached before the next reporting period.

On April 19, 2002 the Company was served a complaint by Naviant, Inc. f/k/a eDIRECT, Inc., of Boca Raton, Florida along with three employees of the Company, two current and one former, all of which were former employees of Naviant. The complaint alleges that the Company and Naviant's former employees misappropriated trade secrets, conspiracy to misappropriate trade secrets, violations of non-compete, non-disclosure and other violations as a result of the Company's employment of former Naviant employees. The Company has not responded to the complaint at this time. The Company believes it had taken appropriate actions and safeguards when it hired the new employees and further has adequate defenses and counter suit capabilities and intend to defend itself vigorously and believe is has committed none of the acts alleged in the complaint. However, if the Company is found to be at fault, it could severely impact the company's new expansion strategy and face further court imposed restrictions and cost.

Item 2.  Changes in Securities

The Company effected a 1 for 30 reverse stock split on August 9, 2001. This stock split has been reflected in the financial statements and footnotes for all periods presented.

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

On April 30, 2002 the Company's Vice Chairman was notified that Lou Chiesa and Byron Kalogerou, two of the Company's directors were resigning effective immediately. They advised the reason for their resignation was caused by the notification that Company would not continue paying D&O coverage for its Directors.

On May 1, 2002, the President of the Company, in the continued organization of the Company named one Executive Vice President, one Senior Vice President, six Vice-Presidents and a new Chief Strategy Officer, all subject to future ratification by the Board of Directors. Noel J. Guillama, who has been named Executive Vice President by the President, is a Director of the Company and a major shareholder, and in the past has served for a period of time as Chairman of the Company. The Chief Strategy Officer is David Smith, who is also a Director of the Company and has served as Executive Vice-President in the past. The Company expects to pay these new appointees additional cash, and/or stock options and/or stock grants to be determined in the future and ratified by the Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

None

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

                                           TARGITINTERACTIVE, INC.

Date:  May 10, 2002

                                           By: /s/ James Baker
                                               ----------------------
                                               James Baker, President