Form 10QSB
period 2002-06-30
TARGITINTERACTIVE INC
filed 2002-08-16
CIK 1078629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTIOIN 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       FOR THE PERIOD ENDED: June 30, 2002

                        COMMISSION FILE NUMBER: 000-27391


                             TARGITINTERACTIVE, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                         DELAWARE                     51-0347728
               --------------------------- --------------------------
               STATE OR OTHER JURISDICTION OF        (IRS EMPLOYER
               INCORPORATION OR ORGANIZATION)      IDENTIFICATION NO.)



                155 Commerce Way, Portsmouth, New Hampshire 03801
          ------------------------------------------------------------
          (ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)


                                 (603) 766-8300
               --------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILINGS FOR THE PAST 90 DAYS.

                                    YES X    NO
                                      ----- -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  As of August 14, 2002, the number of the Company's shares of par value $.001 common stock outstanding was 32,353,092.

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

                                     PART I

ITEM 1.  FINANCIAL INFORMATION.


                    TARGITINTERACTIVE, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet

                                  June 30, 2002
                                   (unaudited)

ASSETS

Current assets:
         Cash                                                                        $     12,348
         Accounts Receivable (net of allowance for doubtful accounts of $ 207,787)        291,455
         Prepaid expenses and other current assets                                        164,359
                                                                                     ------------
         Total current assets                                                             468,162

Property and equipment (net of accumulated depreciation of $ 672,086)                     411,746
Intangibles ( net of accumulated amortization of $ 723,184)                               627,592
Other assets                                                                               13,873
                                                                                     ------------
Total assets                                                                         $  1,521,373
                                                                                     ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
         Accounts payable                                                            $  4,822,706
         Accrued expenses                                                                 574,571
         Note payable                                                                     212,744
         Current portion of obligations under capital leases payable                       52,008
         Deferred revenue                                                                 159,385
                                                                                     ------------

Total Current liabilities                                                               5,821,414

Obligations under capital leases, net of current portion                                    3,951
                                                                                     ------------
Total liabilities                                                                       5,825,365
                                                                                     ------------
Commitments and contingencies

Shareholders' deficit:

         Common stock; $.001 per value; 100,000,000 shares authorized;
             23,953,092 shares issued and outstanding; and additional paid
             in capital                                                                22,710,569
         Subscription receivable                                                           (1,512)
         Unearned compensation                                                           (360,809)
         Accumulated deficit                                                          (26,652,240)
                                                                                     ------------
Total shareholders' deficit                                                            (4,303,992)
                                                                                     ------------

Total liabilities and shareholders' deficit                                          $  1,521,373
                                                                                     ============

     See accompanying notes to condensed consolidated financial statements.

                    TARGITINTERACTIVE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                    Three Months Ended              Six Months Ended
                                                          June 30,                       June 30,
                                               ----------------------------    ----------------------------
                                                    2002           2001            2002            2001
                                               ------------    ------------    ------------    ------------

Revenues                                       $    778,510    $  1,017,614    $  1,284,640    $  2,569,674

Costs and expenses
      Costs of revenues                             359,056    $    508,167         566,861       1,274,839
      Payroll, benefits and related expenses        540,572    $    338,525       1,047,819       1,155,806
      General and adminstrative expenses            660,489    $    933,412       1,174,900       1,426,814
                                               ------------    ------------    ------------    ------------

Total costs and expenses                          1,560,117       1,780,104       2,789,579       3,857,459
                                               ------------    ------------    ------------    ------------

Loss from operations                               (781,608)       (762,490)     (1,504,940)     (1,287,785)

Interest (expense)                                  (29,971)   $    (77,152)        (41,661)       (338,505)
Embedded preferred dividend                        (143,182)

                                               ------------    ------------    ------------    ------------
Net (loss)                                     $   (811,579)   $   (839,642)   $ (1,546,601)   $ (1,769,472)
                                               ============    ============    ============    ============


Basic and diluted loss per common share        $      (0.03)   $      (0.08)   $      (0.07)   $      (0.17)
                                               ============    ============    ============    ============

Weighted average number of common shares
      outstanding                                23,502,857      10,400,000      23,351,437      10,400,000
                                               ============    ============    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                    TARGITINTERACTIVE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                          Six Months Ended June 30,
                                                             2002          2001
                                                         -----------    -----------
OPERATING ACTIVITIES
Net(loss)                                                $(1,546,601)   $(1,769,472)
Adjustments to reconcile net (loss) to net
   cash used in operating activities:
             Depreciation and amortization                   349,242        145,000
             Impairment of Intangible assets                 128,185             --
             Issuance of stock for services                    1,500         46,667
             Amortization of unearned compensation           131,776             --
             Embedded dividends on preferred stock                --        143,182
      Changes in assets and liabilities:
             Accounts receivable                             193,192        426,421
             Prepaid expenses and other current assets        29,298        197,239
             Other assets                                     34,033           (900)
             Accounts payable and accrued expenses           239,220          2,427
             Net liabilities to be disposed of                    --       (116,128)
             Deferred revenue                                     --        157,885
                                                         -----------    -----------
Net cash used in operating activities                       (440,155)      (767,679)
                                                         -----------    -----------

INVESTING ACTIVITIES
      Purchase of property and equipment                     (21,375)       (12,718)
                                                         -----------    -----------
Net cash used in investing activities                        (21,375)       (12,718)
                                                         -----------    -----------

FINANCING ACTIVITIES
      Proceeds from subscriptions receivable                  31,250             --
      Proceeds from issuance of common stock                 139,975             --
      Proceeds from line of credit                                --        799,000
      Payments of capital lease obligations                  (12,574)        (5,732)
      Proceeds from notes payable                            212,744             --
                                                         -----------    -----------
Net cash provided by financing activities                    371,395        793,268
                                                         -----------    -----------

Net (decrease) in cash                                       (90,135)        12,871

Cash, beginning of period                                    102,483        157,659

                                                         -----------    -----------
Cash, end of period                                      $    12,348    $   170,530
                                                         ===========    ===========



Supplemental disclosures of cash flow information

      Cash paid during the period for interest           $    20,386    $   261,360
                                                         ===========    ===========

   See accompanying notes to condensed consolidated financial statements.

TARGITINTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2002


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

NOTE 3: NOTE PAYABLE

In April 2002, the Company entered into two interim factoring agreements with shareholders of the Company. The Company advanced 90% of the outstanding balance of selected receivables. The Company is to repay 100% of the receivable upon collection of receivable from the customer or 120 days from advance, which ever is sooner. If the balance remains uncollected after 120 days from advance, the lender can convert the outstanding loan balance into common stock at $.03 per share. The Company has recognized $29,180 in interest expense for the period.

NOTE 4: COMMON STOCK TRANSACTIONS

In February 2002, the Company sold 500,000 shares of common stock to current stockholders for $125,000 at $.25 per share. Additionally, the Company received $15,000 which was converted into 375,000 shares of common stock at $.04 per share in June, 2002. In June, 2002, the Company approved the issuance of 137,500 shares of common stock to current shareholders for services provided in the fund raising.

The Company rents an office in Deerfield Beach, Florida on a month-to-month basis. The rental payment is $300 per month. The landlord agreed to accept the rental payment in stock of the Company starting in June 2001. The total shares issuable during the six-month period ended June 30, 2002 was 15,986. The rental expense is determined on a monthly basis based on the market value of the common stock at the first of the month. The market price of the common stock for the period was between $.04 and $.35 per share.

TARGITINTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2002


NOTE 5: IMPAIRMENT OF INTANGIBLES

The Company reviewed the valuation of its intangible assets as specified in FASB
142. Based upon this review the Company has determined that its goodwill has been impaired. A valuation reduction of $128,185 has been booked to goodwill based upon the management determination of its value.


NOTE 6: SUBSEQUENT EVENT

On July 29, 2002, the Board of Directors approved a fund raising of $ 250,000 at $.02381 per share to be completed by 5:00pm on July 30, 2002. The Company received $ 200,000 from an existing shareholder and issued 8,400,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The discussion and analysis set forth below should be read in conjunction with our Financial Statements and the related notes thereto appearing elsewhere in this quarterly report. The information presented for the three months ended June 30, 2002 and June 30, 2001, was derived from unaudited financial statements, which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

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

Going Concern

The Company's viability as a going concern has been dependent since inception upon its ability to raise sufficient working capital from equity and debt financing. The Company experienced losses from operations since inception, and had a working capital deficit at June 30, 2002. The Company experienced a net loss of $811,579 for the three months ended June 30, 2002, and had a working capital deficit of $5,353,252 at June 30, 2002. See "Liquidity and Capital Resources," below.

Results of Operations

Three months ended June 30, 2002 and 2001

The Company had revenues of $778,510 in the quarter ended June 30, 2002 compared to $1,017,614 in the quarter ended June 30, 2001. The decrease of 23.5% is due to the general decrease in advertising and the loss of Internet based companies who significantly curtailed their advertising or ceased business during 2002. Cost of revenues decreased $149,111 from $508,167 for the three months ended June 30, 2001 to $359,056 for the three months ended June 30, 2002. The decrease is a result of a reduction in database costs due to the decrease in revenues.


The Company's cost for payroll and other related expenses for the quarter ended June 30, 2002 was $540,572, versus $ 338,525 for the period ending June 30, 2001 the increase of 59.7% is completely attributable to the Company opening a new sales office in Boca Raton, Florida and the staffing of such, severance pay for terminated employees in the Corporate office, accrual of compensation to offices, directors and employees and a portion of the shares allocated to officers, as part of the acquisition of Williams Software in the third quarter of 2001.

The Company's cost for general and administrative cost for the period ending June 30,2002 was $660,489 versus $933,412 for the period ending June 30, 2001 representing a drop of 29.2%.

The Company had a net loss of $811,579 in the quarter ended June 30, 2002 compared to a net loss of $839,642 in the quarter ended June 30, 2001.

Six months ended June 30, 2001 and 2000

The Company had net revenues of $1,284,640 for the six months ended June 30, 2002 compared to $2,569,674 for the six months ended June 30, 2001 representing a 50.0% reduction in sales. The Company had a net loss from operations for the period ending June 30, 2002 of $1,546,601 compared to a loss from continuing operations of $1,769,472 for the six months ended June 30, 2001 representing a reduction of 12.6%.

Liquidity and Capital Resources

At June 30, 2002, TargitInteractive had $12,348 in cash, $291,455 in accounts receivable (net of an allowance for doubtful accounts of $207,787), and $164,359 in prepaid expenses. Current liabilities were $5,821,414, of which $4,822,706 were accounts payable, $574,571 was accrued expenses, $52,008 was current maturities of long term debt, and $159,385 was deferred revenue.

During the six-month period ended June 30, 2002, TargitInteractive used $440,155 of cash for operating activities. Net cash used by investing activities was $21,375. Net cash provided by financing activities was $371,395, which was due to the sales of common stock to existing shareholders and interim accounts receivable factoring agreement.

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

On April 4, 2001, Juno Online Services, Inc. filed a complaint against Global Technology Marketing International, LLC in the United States District Court for the Southern District of New York. The complaint alleges that, Juno is due more than $3,342,952 for marketing services pursuant to an advertising agreement. As of September 30, 2001, the Company has a payable to Juno in the amount of [$1,114,769]. On May 16, 2001 GTMI filed an answer and counterclaim, denying its material allegations and raising various counterclaims that seek rescission of all contracts between the parties based on Plaintiff-Counterclaim Defendant Juno's fraudulent inducement. On June 8, 2001 Juno replied to the counterclaims and denied the material allegations. At the time of this filling the Company has negotiated a settlement with Juno, that in part calls for installment payments of less than $40,000. The settlement has not been consummated or approved by the court.

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

In addition, as of the date of this filling the Company has received final judgments attached to its subsidiary GTMI, for the combined sum of $150,000. All these liabilities are accounted for in as liabilities of the Company in the books of the Corporation in the accounts payable section. Management is attempting to negotiate dramatic reductions in the amount payable as well as receive terms. There is not assurances that such negotiations will be successful To the extent that they are not negotiated favorably, and further that the Company will have the resources to pay out on the settlement, it could have a material effect on the Company's continued operations.

On July 3, 2002, Williams Software, Inc, a wholly owned subsidiary of the Company, was sued by a former officer pursuant an employment agreement executed by Williams Software with the individual prior to the acquisition by the Company in 2001. The company has reflected a liability relating to this contract.

Item 2.  Changes in Securities

The Company effected a 30 for 1 reverse stock split on August 9, 2001. This stock split has been reflected in the financial statements and footnotes for all periods presented.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security-Holders

None

Item 5.  Other Information.

On July 30, 2002, Mr. C. Lawrence Rutstein a director of the Company resigned as director.

On July 30, 2002, the President of the United States signed into law the Sarbanes-Oxley Act - implementing sweeping legislative reforms to combat corporate and accounting fraud. The Act, among other things, establishes a new accounting oversight board and imposes new penalties and higher standards of corporate governance. Though the Commission is required to create final regulations within 180 the Company and management will make every effort to comply with the intent as soon as possible. As a result, the Board of Directors required the President and Principal Executive Officer to certify under oath "Regarding The Facts and Circumstances Relating to exchange act filings". There are other actions that the Company will have to take to fully comply with the current legislation. The Company anticipates full compliance within the time to be allocated.

On August 14, 2002, James D. Baker, President and Principal Executive Officer of the Company complied with the Sarbanes-Oxley Act and certified under oath "Regarding The Facts and Circumstances Relating to exchange act filings as required by the Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

None

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

                             TARGITINTERACTIVE, INC.

Date:  August 16, 2002

                             By:  /s/ James Baker
                             ----------------------
                             James Baker, President