Form 10QSB
period 2002-09-30
TARGITINTERACTIVE INC
filed 2002-11-19
CIK 1078629

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                        Commission File Number 000-27391

                             TARGITINTERACTIVE, INC.
                             -----------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


                   Delaware                                  51-0347728
                   --------                                  ----------
       State or other Jurisdiction of                     (I.R.S. Employer
       Incorporation or Organization                    Identification Number


                                155 Commerce Way
                        Portsmouth, New Hampshire 03801
                        -------------------------------
                    Address of Principal Executive Offices)


                                 (603) 766-8300
                                 --------------
                (Issuer's telephone number, including area code)

                                 Not Applicable
                                 --------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: At November 15, 2002, there were 40,704,593 shares of common stock outstanding, par value $0.001 per share.

Transitional Small Business Disclosure Format (Check One): Yes: [ ]  No: [X]

PART I -- FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                    TARGITINTERACTIVE, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                      ------------------------------------
                               September 30, 2002
                               ------------------
                                   (unaudited)
                                   -----------

ASSETS
------
Current assets:
       Cash                                                                       $     60,899
       Accounts Receivable (net of allowance for doubtful accounts of $187,816)        227,375
       Prepaid expenses and other current assets                                         8,361
                                                                                  ------------
       Total current assets                                                            296,635
                                                                                  ------------

Property and equipment (net of accumulated depreciation of $682,769)                   307,447
Intangibles (net of accumulated amortization of $382,756)                               29,787
Other assets                                                                            11,562
                                                                                  ------------
Total assets                                                                      $    645,431
                                                                                  ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
       Accounts payable                                                           $  4,366,646
       Accrued expenses                                                                499,481
       Note payable                                                                    181,154
       Obligations under capital leases payable                                         18,286
       Deferred revenue                                                                 12,500
                                                                                  ------------
Total liabilities                                                                    5,078,067
                                                                                  ------------
Shareholders' deficit:
       Common stock; $.001 per value; 100,000,000 shares authorized; 40,704,593
           shares issued and outstanding and additional paid in capital             23,156,713
       Subscription receivable                                                          (1,512)
       Unearned compensation                                                          (260,532)
       Accumulated deficit                                                         (27,327,305)
                                                                                  ------------

Total shareholders' deficit                                                         (4,432,636)
                                                                                  ------------
Total liabilities and shareholders' deficit                                       $    645,431
                                                                                  ============

     See accompanying notes to condensed consolidated financial statements.

                    TARGITINTERACTIVE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------
                                   (unaudited)
                                   -----------

                                                  Three Months Ended               Nine Months Ended
                                                    September 30,                    September 30,
                                                2002             2001             2002             2001
                                            ------------     ------------     ------------     ------------
Revenues                                    $    445,879     $    765,568     $  1,730,519     $  3,333,711

Costs and expenses:
     Costs of revenues                           292,466          383,648          859,327        1,658,487
     Payroll, benefits and related
         expenses                                585,803          395,733        1,633,622        1,546,254
     General and administrative expenses         110,481        1,398,281        1,157,196        2,891,686
                                            ------------     ------------     ------------     ------------
Total costs and expenses                         988,750        2,177,662        3,650,145        6,096,427
                                            ------------     ------------     ------------     ------------

Loss from operations                            (542,871)      (1,412,094)      (1,919,626)      (2,762,716)
                                            ------------     ------------     ------------     ------------

Interest (expense)                               (21,543)        (513,976)         (63,204)        (901,230)
Embedded preferred dividend                           --               --               --         (143,182)
Impairment of intangible assets                 (674,491)              --         (802,676)              --
Other income                                     563,841           11,577          563,841          123,162
                                            ------------     ------------     ------------     ------------

Net (loss)                                  $   (675,064)    $ (1,914,493)    $ (2,221,665)    $ (3,683,966)
                                            ============     ============     ============     ============

Basic and diluted loss per common share     $      (0.02)    $      (0.15)    $      (0.08)    $      (0.73)
                                            ============     ============     ============     ============
Weighted average number of common shares
     outstanding                              34,796,183       12,940,157       26,837,021        5,076,890
                                            ============     ============     ============     ============


   See accompanying notes to the condensed consolidated financial statements.

                    TARGITINTERACTIVE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------
                                   (unaudited)
                                   -----------

                                                                         Nine Months Ended September 30,
                                                                               2002           2001
                                                                           -----------     -----------
OPERATING ACTIVITIES
Net (loss)                                                                 $(2,221,665)    $(3,683,966)
Adjustments to reconcile net (loss) to net cash used in operating activities:
     Depreciation and amortization                                             354,441         236,854
     Impairment of intangible assets                                           802,676              --
     (Gain) on settlement of accounts payable                                 (563,841)             --
     Issuance of warrants for debt premium                                          --         560,000
     Issuance of stock for services                                              7,625         583,750
     Issuance of stock in lieu of interest                                      21,274              --
     Bad debt expenses                                                          27,621         445,000
     Amortization of unearned compensation                                     238,054          19,250
     Loss on disposal of assets                                                 44,086              --
     Embedded dividends on preferred stock                                          --         143,182
Changes in assets and liabilities:
     Accounts receivable                                                       229,651         279,312
     Inventory                                                                      --         (51,417)
     Prepaid expenses and other current assets                                 185,296         187,239
     Other assets                                                               36,344          14,100
     Accounts payable and accrued expenses                                     321,910          65,558
     Deferred revenue                                                         (146,885)        157,885
                                                                           -----------     -----------
Net cash used in operating activities                                      $  (663,413)    $(1,043,253)
                                                                           -----------     -----------
INVESTING ACTIVITIES
     Purchase of property and equipment                                    $   (46,788)    $   (23,957)
     Proceeds from sale of property and equipment                                3,741          11,000
     Proceeds from Williams Software acquisition                                    --         225,758
                                                                           -----------     -----------
Net cash (used in) provided by investing activities                        $   (43,047)    $   212,801
                                                                           -----------     -----------

FINANCING ACTIVITIES
     Proceeds from subscriptions receivable                                $    31,250     $    75,000
     Proceeds from issuance of common stock                                    339,975              --
     Payments of capital lease obligations                                     (49,093)         (4,883)
     Proceeds from notes payable                                               342,744         799,000
                                                                           -----------     -----------
Net cash provided by financing activities                                  $   664,876     $   869,117
                                                                           -----------     -----------
Net (decrease) increase in cash                                            $   (41,584)    $    38,665
Cash, beginning of period                                                      102,483         157,659
                                                                           -----------     -----------
Cash, end of period                                                        $    60,899     $   196,324
                                                                           ===========     ===========
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                              $    41,929     $   342,011
                                                                           ===========     ===========
Supplemental disclosure of non-cash investing and financing activities:
     Issuance of common stock for the extinguishment of related
     party debt                                                            $   212,743              --
                                                                           ===========     ===========
     Grant of employee stock options                                       $     6,000              --
                                                                           ===========     ===========


   See accompanying notes to the condensed consolidated financial statements.

                             TARGITINTERACTIVE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002



NOTE 1:  BASIS OF PRESENTATION FOR INTERIM FINANCIAL INFORMATION
----------------------------------------------------------------

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission rules and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. All significant intercompany accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with the Company's audited financial statements and accompanying footnotes included on Form 10-KSB for the fiscal year ended December 31, 2001.

NOTE 2:  GOING CONCERN - UNCERTAINTY
------------------------------------

         As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operating activities and has negative working capital and a shareholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         The Company has initiated several actions to generate working capital and improve operating performance, including capital contributions from existing shareholders and the implementation of certain cost reduction measures.

         The Company closed its Florida sales operation in September 2002 after evaluating the staff to performance ratio of revenue. The revenue generated from the Florida office did not justify the costs associated with maintaining a Florida satellite office.

         Management also evaluated the Company's current business model and determined that the cost of sales component of its business model needed to change. The Company typically pays its vendor suppliers a fee equal to 50% of the project revenues generated. Management began a concerted effort to negotiate with new and existing suppliers to change revenue sharing ratios to those that would be more favorable to the Company thereby decreasing its gross cost of sales. The Company has successfully negotiated with two new vendor suppliers a payment structure of 35% and 25% of revenues generated per project.

         Management has formulated and is marketing a higher margin service package using the Company's existing technology and client base. This service package involves the management of a client's subscriber list and development of a joint marketing relationship. This service package does not require the Company to share revenue with a third-party list owner. The anticipated profit margin of this service package is approximately 80%. Additionally, the

Company is pursuing annual support contracts associated with specific product groups where the Company has developed expertise, such as the automobile industry.

         There can be no assurance that the Company will be able to successfully implement its plans, or if such plans are successfully implemented, that the Company will achieve its goals. Furthermore, if the Company is unable to raise additional funds, it may be required to further reduce its workforce, compensation levels and dependency on outside consultants, modify its growth and operating plans, and even terminate operations completely.

         In addition, the Company has not made certain investments in its operating infrastructure relating to marketing, inventory vendor obligations, and technical assets which puts the Company at risk of losing its competitive position in its market. For example, due to revenue constraints, the Company has not developed or invested in an adequate computer back-up system; elements of the technical platform that relate to tracking and reporting; computer and network security; advertising and marketing of the Company itself; inventory of subscriber lists that serve as the Company's product base; and investment in sales travel and sales support. Certain of the Company's competitors have made such investments.

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects of the recoverability and reclassification of assets or the amounts and classification of liabilities that might result in the event the Company goes into liquidation.

NOTE 3:  NOTES PAYABLE
----------------------

         In April 2002, the Company entered into two interim factoring agreements with shareholders of the Company pursuant to which the Company advanced 90% of the outstanding balance of selected receivables. On September 10, 2002, the Company converted the outstanding loan balance of $212,744 plus accrued and unpaid interest of $21,274 into 7,800,600 shares of the Company's common stock at $.03 per share.

         On September 13, 2002, the Company borrowed an additional $130,000 (secured by the Company's receivables) from one of the Company's controlling shareholders. This loan is due on December 27, 2002, and bears interest at a rate of 18%. The principal and interest may be converted, at the option of the noteholder, into common stock of the Company at a conversion price of $0.01 per share if the balance is not paid by the maturity date.

NOTE 4:  COMMON STOCK TRANSACTIONS
----------------------------------

         In February 2002, the Company sold 500,000 shares of common stock to certain of its then-current shareholders for $125,000 at $0.25 per share. Additionally, the Company received $15,000 by loan from a shareholder which was later converted into 375,000 shares of common stock at $.04 per share in June 2002. In June 2002, the Directors of the Company approved the issuance of 637,500 shares of common stock to certain of the then-current shareholders for services provided to the Company.

         The Company rented an office in Deerfield Beach, Florida on a month-to-month basis from Taurus Investment Group (an entity controlled by two of the Company's controlling shareholders) for $300 per month. Taurus, the landlord, agreed to accept stock of the Company in lieu of rent starting in June 2001. A total of 36,853 shares were issued to Taurus during the nine-month period ended September 30, 2002. The rental expense was determined on a monthly basis based on the market value of the common stock at the first of the month. The market price of the common stock for the period was between $.04 and $.35 per share. Due to the issuance of these shares, the Company recorded $4,004 in general and administrative expenses in its statement of operations.

         In July 2002, the Company received $200,000 from an existing shareholder in return for the issuance of 8,400,000 shares of common stock.

         In August 2002, the Company issued 10,000 shares of common stock to each of the three members of its Board of Directors for services rendered. Pursuant to the application of SFAS No. 123, in accounting for the issuance of stock to employee and non-employee consultants, the Company recorded an expense based on the fair market value of the shares issued at $0.12 per share and recorded $3,600 in general and administrative expenses in its statement of operations.

         On September 23, 2002, certain shareholders converted $234,018 of the Company's indebtedness to them, consisting of a promissory note in the principal amount of $212,744, together with accrued interest of $21,274, into 7,800,633 shares of common stock.

NOTE 5:  IMPAIRMENT OF INTANGIBLES
----------------------------------

         The Company reviewed the valuation of its intangible assets as specified in FASB 142. Based upon this review, the Company has determined that its goodwill and other intangibles have been impaired. An impairment charge of $802,676 has been recorded to reduce the value of the intangibles to management's determination of such value at September 30, 2002. The impaired assets are comprised of internally developed software, websites, database and goodwill acquired through the Williams Software Inc. (also known as FirstPop) merger and do not currently provide revenue.

NOTE 6: STOCK BASED COMPENSATION
--------------------------------

         In August 2002, the Company issued to certain of its employees an aggregate of 600,000 options with an exercise price of $.02 per share. The options vest annually over a three-year period starting from the employee's hire date. At September 30, 2002, the Company had recorded $6,000 of unearned compensation in the equity section of the balance sheet. The fair value of the options was calculated using the Black-Scholes Option Pricing Model.

NOTE 7: COMMITMENTS AND CONTINGENCIES
-------------------------------------

         Pending litigation relates primarily to accounts payable issues and the Company believes that its account payable liabilities could materially affect its business, results of operation or financial condition.

         On April 4, 2001, Juno Online Services, Inc. filed a complaint against Global Technology Marketing International, LLC (GTMI), a subsidiary of the Company, in the United States District Court for the Southern District of New York. The complaint alleged that Juno is due more than $3,342,952 for marketing services pursuant to an advertising agreement. On

March 30, 2002, this case was dismissed without prejudice with the right to reinstate the complaint.

         On July 3, 2002, Williams Software, Inc., a wholly-owned subsidiary of the Company, was sued by a former officer who alleges that the Company violated the severance payment terms of his employment agreement with Williams Software. There have been accruals made in the Company's books under accrued expenses for $102,060 pertaining to this claim.

         In addition, as of the date of this filing, the Company has received final judgments attached to its subsidiary GTMI in the aggregate amount of $150,000, all of which remain unpaid. All of these liabilities are accounted for as liabilities in the books of the Company in the accounts payable section. In addition, there is another combined sum of $376,000 of claims pending also accounted for as liabilities in the books of the Company in the account payable section. Management is negotiating with its judgment and trade creditors for the reduction of the amount payable and for payments to be made on an installment basis. There can be no assurances given that such negotiations will be successful. The Company's failure to negotiate favorable payment terms with its judgment and trade creditors could have a material adverse affect on the Company's continued operations.

NOTE 8:  SUBSEQUENT EVENT
-------------------------

         On October 1, 2002, the Company borrowed an additional $130,000 (secured by the Company's receivables) from one of the Company's controlling shareholders. This loan is due on January 28, 2003, and bears interest at a rate of 18%. The principal and interest may be converted, at the option of the noteholder, into common stock of the Company at a conversion price of $0.01 if the balance is not paid by the maturity date.

ITEM 2.  -- Management's Discussion and Analysis or Plan of Operation
---------------------------------------------------------------------

General
-------

         The discussion and analysis set forth below should be read in conjunction with the Company's Financial Statements and the related notes thereto appearing elsewhere in this quarterly report. The information presented as of and for the three and nine months ended September 30, 2002 and September 30, 2001, was derived from unaudited financial statements, which, in management's opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

Forward Looking Statements
--------------------------

         This Report on Form 10-QSB contains certain forward-looking statements. When used in this report, press releases and elsewhere by the management of the Company from time to time, the words "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the ability of the Company to meet its working capital and liquidity needs; economic trends for consumer advertisers; general economic conditions; the availability of equity financing; the availability of long-term and short-term credit; unanticipated changes in the U.S. and international economies; business conditions and growth in e-commerce; the timely development and acceptance of new products and services; the impact of competitive products and pricing; and other risks detailed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Going Concern
-------------

         The Company's viability as a going concern has been dependent upon its ability to raise working capital from equity and debt financing throughout its entire operating history. The Company experienced losses from operations since inception. The Company experienced a net loss of $675,064 for the three months ended September 30, 2002, and had a working capital deficit of $4,781,432 at September 30, 2002. See "Liquidity and Capital Resources" below.

RESULTS OF OPERATIONS
---------------------

Three months ended September 30, 2002 and 2001
----------------------------------------------

         Revenue. The Company had revenues of $445,879 in the quarter ended September 30, 2002 compared to $765,568 in the quarter ended September 30, 2001. The decrease of $319,689, or 42%, is primarily a result of the Company's reduction of its sales staff and the general decrease in Internet advertising spending and the loss of revenue from Internet based companies that significantly curtailed their advertising or ceased business during 2002.

         Costs of Revenue. Costs of revenues decreased $91,182 from $383,648 for the quarter ended September 30, 2001 to $292,466 for the quarter ended September 30, 2002. The decrease of $91,182, or 24%, is primarily the result of a reduction in inventory costs due to decreased revenues and the change in the payment rates for some of the Company's inventory suppliers. In the third quarter of 2002, the Company began to negotiate lower payment rates with new inventory suppliers of between 25% and 35% of project revenues in comparison to September 2001 average cost of 50%.

         Payroll, Benefits and Related Expenses. The Company's cost for payroll, benefits and other related expenses for the quarter ended September 30, 2002 was $585,803, as compared to $395,733 for the quarter ending September 30, 2001. The increase of $190,070, or 48%, is primarily attributable to the reclassification of certain payroll, benefits and related expenses that were previously included as general and administrative expenses, severance pay for terminated employees, and the accrual of compensation to certain officers, directors and employees. These increases were partially offset by decreased payroll expenses as a result of the Company's reduction of its workforce.

         General and Administrative Expenses. The Company's general and administrative expenses for the quarter ending September 30, 2002 were $110,481 as compared to $1,398,281 for the quarter ending September 30, 2001. The decrease of $1,287,800 or 92%, is primarily the result of the decrease in stock based compensation of $484,000; decrease in bad debt expenses for $342,000, the reclassification of $304,690 in expenses as payroll, benefits and related expenses, and a decrease in professional services expenses (legal, accounting and consulting) of $92,000.

         Net Loss from Operations. The Company had a net loss from operations of $542,871 for the quarter ended September 30, 2002 compared to a net loss from operations of $1,412,094 for the quarter ended September 30, 2001, representing a decrease in net losses of $869,233 or 62%. The decrease in net losses is primarily the result of the $1,287,800 decrease in General and Administrative Expenses as well as the decrease in revenues and related decreases in costs of revenues.

         Net Loss. The Company had a net loss of $675,064 for the quarter ended September 30, 2002 compared to a net loss of $1,914,493 for the quarter ended September 30, 2001. The decrease of $1,239,429, or 65%, is primarily the result of the $869,233 decrease in the net loss from operations, a $492,422 reduction in interest expense, and a $552,264 increase in other income as a result of gains realized from debt restructuring. These gains were partially offset by the $674,491 impairment charge for the three months ended September 30, 2002.

Nine months ended September 30, 2002 and 2001
---------------------------------------------

         Revenue. The Company had revenues of $1,730,519 for the nine months ended September 30, 2002 compared to $3,333,711 for the nine months ended September 30, 2001, representing a $1,603,192, or 48%, reduction in revenues. This decrease is primarily a result of the Company's reduction of its sales staff and the general decrease in Internet advertising spending and the loss of revenue from Internet based companies that significantly curtailed their advertising or ceased business during 2002.

         Costs of Revenue. Costs of revenues decreased from $1,658,487 for the nine months ended September 30, 2001 to $859,327 for the nine months ended September 30, 2002. The decrease of $799,160, or 48%, is primarily the result of a reduction in inventory costs due to decreased revenues and the change in the payment rates for some of the Company's inventory suppliers. In the third quarter of 2002, the Company began to negotiate lower payment rates with new inventory suppliers of between 25% and 35% of project revenues in comparison to September 2001 average cost of 50%.

         Payroll, Benefits and Related Expenses. The Company's cost for payroll, benefits and other related expenses for the nine months ended September 30, 2002 was $1,633,622 as compared to $1,546,254 for the nine months ending September 30, 2001. The increase of $87,368, or 6%, is primarily attributable to reclassification of certain payroll, benefits and related expenses that were previously classified as general and administrative expenses, severance pay for terminated employees, and the accrual of compensation to offices, directors and employees. These increases were partially offset by decreased payroll expenses as a result of the Company's reduction of its workforce.

         General and Administrative Expenses. The Company's general and administrative expenses for the nine months ending September 30, 2002 were $1,157,196 as compared to $2,891,686 for the nine months ending September 30, 2001. The decrease of $1,734,490, or 60%, is primarily the result of a: $521,857 reduction in bad debt, $351,346 reduction in stock based compensation, reclassification of $292,000 in expenses as payroll, benefits and related expenses, $261,505 decrease in consulting costs, $108,000 decrease in loss for discontinued operations, $82,069 reduction in marketing expenses and $83,872 decrease in professional services.

         Net Loss from Operations. The Company had a net loss from operations of $1,919,626 for the nine months ended September 30, 2002 compared to a net loss from operations of $2,762,716 for the nine months ended September 30, 2001 representing a decrease of $843,090 or 31%. The decrease is primarily a result of the $1,734,490 decrease in General and Administrative Expenses which was partially offset by a $804,032 decrease in gross profit.

         Net Loss. The Company had a net loss of $2,221,665 for the nine months ended September 30, 2002 compared to a net loss of $3,683,966 for the nine months ended September 30, 2001. The decrease of $1,462,301 or 40%, is primarily the result of a: $843,090 decrease in the net operating loss, $838,026 decrease in interest expense as a result of reduction of the Company's credit line, $440,679 increase in other income as a result of gains from debt restructuring and $143,182 decrease in embedded preferred dividends. These decreases in losses and expenses were partially offset by an impairment charge of $802,676 for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At September 30, 2002, the Company had $60,899 in cash, $227,375 in accounts receivable (net of allowance for doubtful accounts of $187,816), and $8,361 in prepaid expenses and other current assets. Current liabilities were $5,078,067, of which $4,366,646 were accounts payable, $499,481 were accrued expenses, $199,440 were current maturities of long-term debt, and $12,500 was deferred revenue.

         During the nine-month period ended September 30, 2002, the Company used $663,413 of cash for operating activities. Net cash used by investing activities was $43,047. Net cash provided by financing activities was $664,876, which was derived from the sales of common stock to existing shareholders, borrowing cash using stock convertible instruments from existing stockholders, and interim accounts receivable factoring agreements.

         As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses, negative cash flows from operating activities, and has negative working capital and shareholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has initiated several actions to generate working capital and improve operating performances, including equity and debt financing and cost reduction measures. There can be no assurance that the Company will be able to successfully implement its plans, or if such plans are successfully implemented, that the Company will achieve its goals. Furthermore, if the Company is unable to raise additional funds, it may be required to further reduce its workforce, compensation levels and dependency on outside consultants, modify its growth and operating plans, and even to terminate operations completely.

         The Company continues to negotiate with trade creditors in order to reduce amounts owed on old non-recurring payables. The Company has been successful in obtaining significant reductions in these payables from some of its creditors.

         There are two trends that have had and may continue to have a material adverse effect of the Company's cash flow and liquidity: (1) the Internet advertising market and (2) proposed anti-spam regulations and the proliferation of anti-spam software. Total general Internet advertising revenue generated in the U.S. decreased by nearly 22% to $1.46 billion in the second quarter of 2002 compared to the same period in 2001, according to a report sponsored by the Interactive Advertising Bureau and conducted by the New Media Group of PriceWaterhouseCoopers. This reflects a 4% decline from $1.52 billion in advertising revenues in the first quarter of 2002. These results reflect the weakened media market which most advertising sectors have experienced for the first half of 2002.

         In addition to the continuing adverse impact of anti-spam software on the Company's business of target marketing via e-mail, there is also major anti-spam legislation pending. If passed, this proposed law would require mandated labeling, such as requiring "ADV" to appear in the subject line of an e-mail, which makes it easy to filter out all commercial e-mail. If this legislation passes, the Company's management expects it will have a material adverse effect on the Company's results of operation, cash flow and liquidity.

         The Company has not made certain investments in its operating infrastructure relating to marketing, partner organization obligations, and technical assets such as taking steps to increase the level of computer system backups it performs. The Company currently has insufficient capital to fully back-up its computer systems and thus maintains a risk that its operations may be completely halted as a result of an event that would cause a complete or partial loss of its database inventory. The Company has insufficient resources to buy and implement computer or network security systems that would decrease the likelihood of a caustic event (such as a virus) or hostile intruder from damaging the operating platform to the point where it could not be used in the activity of salable functions. The Company's management anticipates that the occurrence of any one of events will have a material adverse effect on the Company's results of operation, cash flow and liquidity.

ITEM 3.  Controls and Procedures.

         (a) Evaluation of disclosure controls and procedures. The Company's Principal Executive Officer and its Chief Accounting Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on November 15, 2002, have concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

         (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Pending litigation relates primarily to accounts payable issues and the Company believes that its account payable liabilities could materially affect its business, results of operation or financial condition.

         On April 4, 2001, Juno Online Services, Inc. filed a complaint against Global Technology Marketing International, LLC (GTMI), a subsidiary of the Company, in the United States District Court for the Southern District of New York. The complaint alleged that Juno is due more than $3,342,952 for marketing services pursuant to an advertising agreement. On March 30, 2002, this case was dismissed without prejudice with the right to reinstate the complaint.

         On April 19, 2002, Naviant, Inc. f/k/a eDIRECT, Inc., of Boca Raton, Florida, filed a complaint against the Company and three employees of the Company, two current and one former, all of whom were former employees of Naviant. The complaint alleged that the Company and Naviant's former employees misappropriated trade secrets, conspired to misappropriate trade secrets and violated non-compete, non-disclosure and other agreements as a result of the Company's employment of former Naviant employees. The case was dismissed without prejudice.

         On July 3, 2002, Williams Software, Inc., a wholly-owned subsidiary of the Company, was sued by a former officer who alleges that the Company violated the severance payment terms of his employment agreement with Williams Software. There have been accruals made in the Company's books under accrued expenses for $102,060 pertaining to this claim.

         In addition, as of the date of this filing the Company has received final judgments attached to its subsidiary GTMI in the aggregate amount of $150,000, all of which remain unpaid. All of these liabilities are accounted for as liabilities of the Company in the books of the Company in the accounts payable section. In addition, there is another combined sum of $376,000 of receivables claims pending in various courts. Management is negotiating with its judgment and trade creditors for the reduction of the amounts payable and for payments to be made on an installment basis. There can be no assurances given that such negotiations will be successful. The Company's failure to negotiate favorable payment terms with its judgment and trade creditors could have a material adverse affect on the Company's continued operations.

ITEM 2.  CHANGES IN SECURITIES

         During the period from July 1, 2002 to September 30, 2002, the Company sold restricted shares to existing shareholders in four (4) separate transactions. On July 31, 2002, Einhundertsechsundneunzigste Vermoegensverwaltungs GmbH ("Naxos"), a German corporation, acquired 8,400,000 shares of the Company's common stock from the Company in a private transaction at $0.02 per share. Naxos is managed by Guenther Reibling, a Director of the Company, and his brother, Lorenz Reibling. Naxos has advised the Company that it funded the common stock acquisition through a loan from Guenther and Lorenz Reibling.

         In August 2002, the Company issued 10,000 shares of common stock each to three members of the Company's Board of Directors for services rendered.

         On August 28, 2002, Taurus Investment Group acquired 20,867 shares of common stock in consideration of the conversion at $0.03 per share of a rental payment of $626 due by the Company's wholly-owned subsidiary, Williams Software, Inc. The indebtedness of $626 was converted to stock at a rate of $0.03 per share. Williams sublet space from Taurus for one month.

         On September 10, 2002, Guenther and Lorenz Reibling converted $234,019 of the Company's indebtedness to them under that certain convertible promissory note in the principal amount of $212,744 into 7,800,633 shares of common stock at a price of $0.03 per share.

         The Company has borrowed an additional $260,000 from existing shareholders. On September 6, 2002, Lorenz Reibling loaned the Company $130,000. This loan bears interest at a rate of 18% and matures on December 27, 2002.
On October 1, 2002, Gunther Reibling loaned the Company $130,000. This loan bears interest at a rate of 18% and matures on January 28, 2003. Each note may be converted, at the option of the noteholder, into 13 million shares of common stock of the Company, at a conversion rate of $0.01 per share, if the notes are not repaid by their respective maturity dates. The Company does not expect to be able to repay such notes by the maturity date.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION.

Change in Control of the Company

         Naxos, Taurus, Guenther and Lorenz Reibling and trusts for the benefit of them and their families (the "Reibling Group") collectively own over 50% of the outstanding common stock of the Company as a result of the share issuances described in Item 2, "Changes in Securities" above. Accordingly, the Reibling Group has the ability to control the election of the members of the board of directors and most other matters submitted to a vote of the shareholders.

Changes in Directors and Officers

         On September 6, 2002, the Board of Directors of the Company elected Aaron Gibitz as a Director, Chairman of the Board and Principal Executive Officer of the Company. Mr. Gibitz was also elected to serve on the Audit Committee. At the same meeting, Cynthia Potter Winthrop was elected Chief Operating Officer. In addition, on September 6, 2002, James D. Baker resigned as President of the Company. Mr. Baker remains on the Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.
                  ---------

                  99.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K

                  Current Report on Form 8-K, dated September 26, 2002, regarding a change in control of the Company.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TARGITINTERACTIVE, INC.



                                  By: /s/ Aaron Gibitz
                                      -----------------------------------------
Date:  November 19, 2002              Aaron Gibitz, Principal Executive Officer



Date:  November 19, 2002          By: /s/ Brian Richardson
                                      -----------------------------------------
                                      Brian Richardson, Senior Controller

                                 CERTIFICATIONS

I, Aaron Gibitz, hereby certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of TargitInteractive, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                /s/ Aaron Gibitz
                                -----------------------------------------
                                Aaron Gibitz, Principal Executive Officer
                                November 19, 2002

I, Brian Richardson, hereby certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of TargitInteractive, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                      /s/ Brian Richardson
                                      -----------------------------------
                                      Brian Richardson, Senior Controller
                                      November 19, 2002