Form 10KSB
period 2002-12-31
TARGITINTERACTIVE INC
filed 2003-03-31
CIK 1078629

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the Fiscal Year ended December 31, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF SECURITIES EXCHANGE
         ACT OF 1934

         For the transition period from ______ to ______

         Commission File Number: 000-27391

                             TARGITINTERACTIVE, INC.
      ---------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

         Delaware                                     51-0347728
 --------------------------------            ---------------------------------
(State or Other Jurisdiction of              (IRS Employer Identification No.)
Incorporation or Organization)

155 Commerce Way, Portsmouth, NH                           03801
-----------------------------------------         ------------------------
(Address of Principal Executive Offices)                (Zip Code)

Issuer's Telephone Number:  (603) 766-8300

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value

                            ------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ].

Issuer's revenues for its most recent fiscal year were $2,296,875.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of the common equity as of March 28, 2003 was $814,092.

As of March 28, 2003, the Registrant had 40,704,593 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format

Yes ____   No __X_

                             TARGITINTERACTIVE, INC.
                              Report on Form 10-KSB

                   For the Fiscal Year Ended December 31, 2002

                                TABLE OF CONTENTS

                                     Part I

Item 1.  Description of Business..................................................................................4

Item 2.  Description of Property.................................................................................10

Item 3.  Legal Proceedings.......................................................................................10

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................12

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters................................................12

Item 6.  Management's Discussion and Analysis or Plan of Operation...............................................17

Item 7.  Financial Statements....................................................................................20

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................20

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with
         Section 16(a) of the Exchange Act.......................................................................21

Item 10. Executive Compensation..................................................................................23

Item 11. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters.............................................................................24

Item 12. Certain Relationships and Related Transactions..........................................................26

Item 13. Exhibits and Reports on Form 8-K........................................................................28

Item 14. Controls and Procedures.................................................................................28

Signatures.......................................................................................................29

Certifications...................................................................................................30

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

Business Development

TargitInteractive, Inc. ("TargitInteractive" or the "Company") is a Delaware corporation organized on April 22, 1993 under the name Sterling Partners Inc. ("Sterling"). During the initial years after its organization, the Company engaged in the business of acquiring tax lien certificates of redemption from various county governments located in Maryland.

On January 29, 1999, GourmetMarket.com, Inc., a California corporation ("GMI"), merged with and into Sterling, with Sterling being the surviving corporation. In connection with the merger, Sterling changed its name to GourmetMarket.com, Inc. ("GourmetMarket"). Pursuant to the merger agreement with GMI, the shareholders of GMI received 7,421,220 shares of GourmetMarket's common stock, or approximately 47.4% of GourmetMarket's common stock outstanding after the merger. Also pursuant to the merger agreement, persons holding options for the purchase of GMI common stock exchanged their options for options to purchase 2,298,780 shares of GourmetMarket's common stock. The merger agreement also gave the GMI shareholders control of GourmetMarket's board of directors, subject to GourmetMarket's meeting business projections to be agreed upon by the parties to the merger. The merger agreement also provided for the resignation of substantially all of GourmetMarket's officers and directors, who were replaced by designated officers and directors, most of whom were then officers or directors of GMI. GourmetMarket operated the GourmetMarket.com site from September 1998 until January 15, 2001, when it ceased all operations of the site.

On May 29, 2001, GourmetMarket and a wholly-owned subsidiary of GourmetMarket entered into a merger with Global Technology Marketing International, Inc. d/b/a TargitMail ("GTMI"), which had formerly been Global Technology Marketing International, LLC. As a result of the merger, GTMI became a wholly-owned subsidiary of GourmetMarket. GTMI also changed its name from GTMI to TargitMail, Inc. ("TargitMail"). On August 8, 2001, GourmetMarket acquired Williams Software, Inc. d/b/a FirstPop Technology ("First Pop") by a merger through a wholly-owned subsidiary of GourmetMarket. At the same time as the First Pop merger, GourmetMarket changed its name to TargitInteractive, Inc.

TargitMail was founded on April 24, 1998 with the mission of expanding online marketing and becoming the leading provider of permission-based e-mail marketing services to businesses. TargitMail aggregated into one unified database the e-mail addresses of approximately 27 million people who had granted permission to send them e-mail advertisements. Customers included Microsoft, General Motors, Xerox, Kraft Foods and other major corporations. During 1999 and 2000 TargitMail received $18 million of private capital in the form of equity, debt, preferred stock and credit guarantees.

FirstPop was formed in 1999 to pioneer "Instant Windows" technology for time-specific delivery of interactive marketing campaigns. First Pop developed an Instant Windows message delivery system platform for use by corporate clients for designing and delivering marketing campaigns on the Internet. First Pop built a proprietary database of approximately 300,000 subscribers and raised $1.4 million from individual investors.

Business of Issuer

TargitInteractive is an Interactive Marketing Services Provider ("IMSP") that provides technologies for interactive marketing solutions and features proprietary technology for the delivery of rich media marketing messages directly to an e-mail box and/or to the desktop. Transmissions are sent to permission-based subscriber addresses provided by third party owners of address lists.

The Company's product line has three main components:

     1.   Strategic interactive marketing message delivery;

     2.   List management services; and

     3.   Design of interactive marketing campaigns.

Interactive Marketing Message Delivery

As its primary product, TargitInteractive provides a mechanism for the delivery of marketing messages. Using proprietary technology, the Company is able to deliver interactive marketing messages via e-mail or directly to the computer desktop in virtually any format currently broadcast over the Internet. Practically, this means the Company can deliver ads in text, audio, hypertext markup language ("HTML"), FLASH(TM)-based animation and streaming media. Marketing messages can be broadcast to either the TargitInteractive database or to a client's proprietary database. The Company also provides real-time, web-based tracking for every marketing campaign.

The primary market for the Company's messaging services are advertising agencies, direct marketing firms and corporate marketing groups. Since inception, substantially all of our revenue has been derived from delivering e-mail campaigns. We offer e-mails from a limited amount of database partners primarily priced on a cost per e-mails (CPM) delivered basis. We also offer direct marketing programs, which may be priced on a cost per action (CPA) basis such as cost for each new user, registration, purchase or opening of e-mail.

List Management Services

TargitInteractive provides two basic list management services. The first is a full hosting service where the Company hosts a private or proprietary database, cleans (i.e., removes undeliverable or dead addresses) and maintains the data, updates the list with new members and processes "opt-outs." Each client is provided with a web-based interface through which they can monitor list activity. List members have access to a similar tool, where they can update their profiles or opt-out of the list. The Company provides internal mailing and tracking as part of this service. Because these lists are private, this is a closed system - only the list owner may send messages to these databases.

TargitInteractive also offers an "open" system that adds a revenue component to the basic list management model. As noted above, the Company hosts and maintains the list. However, the list owner also enters into a revenue sharing agreement with the Company, whereby the Company will share advertising revenue generated by sending commercial messages to the list owner's database. The Company defines this as an open system because companies other than the list owner may use TargitInteractive to send messages to the database.

Regardless of the type of list management model, the Company partners with sources whose data is verifiably opt-in. We rigorously review any potential partners' privacy policy, terms of service and opt-in/opt-out requirements to ensure that we partner only with those data sources that meet our privacy and permission standards.

TargitInteractive maintains a wide variety of information on each subscriber in its database. Consumer profiles typically contain general demographics, psychographics, general interest and lifestyle information. Business profiles typically include industry, size (employee count), location and department detail. The Company also maintains specialty data, which includes information such as interests, hobbies, and activities, but in greater detail than the general profile.

The market for the Company's list management services varies by need. Any company that collects consumer data for the purpose of future communications is a potential client for our basic list hosting services. In most cases these agreements are exclusive - the client uses a single company to manage its list.

Our revenue partners consist mainly of ESPs (E-mail Service Providers), ISPs (Internet Service Providers), website operators and other list owners. In most cases, our revenue sharing partners are operating an Internet-based service that is fully or partially advertising supported. Exclusivity varies by partner, with most having several messaging partners.

Design of Interactive Marketing Campaigns

The design component of an interactive campaign has two elements. The first is the strategy behind the campaign. The Company provides strategy support to its clients, helping them develop marketing campaigns focused on their overall marketing objective: customer acquisition, customer retention or product advocacy. The other element is the development of the message itself. TargitInteractive provides creative services to support corporate clients without creative resources or to client advertising agencies in need of additional creative resources. The market for our campaign design services consists exclusively of our messaging clients.

eTOM

The backbone to the Company's service is the Electronic Targeted Opt-In Messaging ("eTOM") software. The Company's messaging capabilities are powered by the eTOM system, a robust software application that performs all of the back-office functions related to preparing and delivering messaging campaigns. Through multiple web-based interfaces, eTOM supports multiple specific user needs, as follows:

1. Database Management

On the front-end, eTOM collects, manages, and maintains the data on all TargitInteractive subscribers, automatically adding new subscriber data, deleting undeliverable addresses, and performing other data maintenance. Additionally, eTOM provides our database partners with a private web-based interface through which they can control all aspects of their accounts (number of e-mails sent, content restrictions, etc.). eTOM also provides real-time automated accounting functions and is capable of supporting dynamic data enhancement. The eTOM database platform is scalable to allow turnkey list management services, keeping this data separate from the main TargitInteractive database.

2. Campaign Management

eTOM provides all the necessary tools to prepare and deliver electronic advertising campaigns. eTOM manages multiple queries, using any combination of demographic selects, builds the ad creative, and delivers the ads. eTOM supports text, audio, HTML, streaming media and FLASH-based content. eTOM is scalable to support multiple private-label interfaces as well.

3. Client Interface

eTOM supports multiple customer-oriented functions. eTOM's tracking agent provides a full range of data to aid in campaign evaluation, including number of ads sent, number of ads opened and the click-through rates, link-to-link comparisons and tracking of forwarded messages.

4. Subscriber Support

The key to any opt-in marketing system is managing the consent mechanism and subscriber data. All TargitInteractive subscribers can access their data via a private subscriber interface hosted by eTOM. Through this interface, subscribers can review their profile data, make changes, and opt-out of all or part of the TargitInteractive program.

5. Administration

eTOM supports full administrative functions, enabling us to monitor an individual database, campaign, or subscriber activity, perform maintenance on the system and build various reports on system performance. eTOM operates on a Microsoft Windows NT-based platform and is built around TargitInteractive's Automated E-Mail Delivery System (AEMDS). eTOM is written in C++, TCP/IP and Java and is designed on Microsoft Message Queuing and Sequel Server technology for full scalability. eTOM uses XML technology to move information between partner databases and AEMDS.

Distribution

TargitInteractive employs direct sales and telesales methods to locate both advertising clients and database partners. The Company's products and services are delivered by electronic transmission.

Status of Recent Product Announcements

On Jan. 22, 2002, TargitInteractive received certification of its e-mail systems by ABC Interactive ("ABCi"), the industry's premier online activity auditor. ABCi's certification confirmed that the e-mail marketing campaign delivered by the Company has performed as specified.

The ABCi e-mail verification audit used uniform processing and reporting standards to verify the internal systems used to create e-mail lists and deliver messages. In their initial audit, ABCi conducted an examination of the Company's list creation and message delivery systems, a review of all log transmission activity, and validated the Company's procedures and system, including internal process controls. Random follow-up audits tested ongoing system integrity. The purpose of the audit was to give advertisers added confidence that TargitInteractive is capable of executing, accurately reporting on and meeting the contractual requirements of the e-mail campaigns it delivers. In November of 2002, the Audit Bureau of Circulation announced that it would cease its e-mail verification audit program. As a result, ABCi will no longer perform e-mail verification audits of the Company's systems.

Competitive Business Conditions

TargitInteractive has positioned itself as a full service interactive marketing services provider. The Company has focused on Fortune 1000 type companies and the agencies that represent them. The majority of our revenue comes from acquisition e-mail marketing. However, we have several list management customers as well.

The permission-based e-mail market is highly fragmented and highly competitive. With the wide availability of mailing lists and inexpensive mass mailing software, there are few barriers to entry into the market. While management believes that no vendor offers the breadth of functionality of the Company's services, many vendors offer solutions that are competitive with some aspect of our services.

Though there are potentially thousands of competitors that complete with the Company in one way or another, the Company has identified
NetCreations/PostMasterDirect and YesMail as primary competitors in the full-service e-mail market.

1. NetCreations/PostMasterDirect

NetCreations/PostMasterDirect (which is a subsidiary of the Italian ISP and multimedia conglomerate SEAT Pagine Gialle) is based in New York, NY and is among the oldest vendors in the market, having been founded in 1996. They have partnered with over 500 data sources to develop a total database approaching 40 million subscribers, including a business-to-business database of 13 million subscribers. Their e-mail technology is similar to that of the Company and they offer many of the same services, including list management. They provide an online ordering system that the Company does not. NetCreations/PostMasterDirect maintains a large sales force located across the country and aggressively markets its services.

2. YesMail

Until recently, YesMail was a subsidiary of CMGI, Inc. operating out of Chicago. While impacted by the financial difficulties of parent CMGI, Inc. they remained a strong competitor. In 2002 they completed a shift in business focus to iCRM (list management) but still maintain a sizeable acquisition e-mail business. Their technology is similar to the Company's and they offer many of the same services. Their database is of comparable size to that of the Company, approaching 30 million subscribers. On March 3, 2003, InfoUSA, an Omaha, NE based database marketing company, announced plans to acquire YesMail. The acquisition should alleviate YesMail's financial concerns and will significantly alter the competitive landscape. When YesMail is combined with InfoUSA's existing e-mail resources, including another recently acquired e-mail marketing service provider, ClickAction; InfoUSA will represent a significant share of the e-mail market and should be able to realize significant economies of scale. Prior to the merger, YesMail maintained sales offices in New York, Boston, Los Angeles, and San Francisco. They also aggressively marketed their product via advertising and an active sales force. It is unclear at this time how the acquisition will impact their future marketing or the number and location of their sales offices.

As the scope and nature of the Company's services evolve, we may face greater competition from a number of other media companies across a wide range of different interactive services, including in vertical markets where competitors have clear advantages in expertise, brand recognition and other factors. There are several companies that offer competitive products or services or advertising networks, including DoubleClick, 24/7 Media and Engage Technologies. Our business may also encounter competition from providers of advertising inventory and database management products and related services, including DoubleClick, Digital Impact, and Engage Technologies. In addition, we may face potential competition from a number of large Internet publishers and Web search engine companies, such as America Online, MSN and Yahoo! We also compete with television, radio, cable and print for a share of the overall advertising budgets of marketers.

Database Summary and Partners

TargitInteractive maintains a consumer database of millions of active subscribers. This database is assembled through partnerships with leading with ESPs, ISPs, select website operators and other list owners. We have formal partnership agreements with dozens of list owners and we are continually reviewing new partnership opportunities. From time to time, we also partner with third party data sources on a campaign-by-campaign basis.

In the current marketplace, there are more partnership opportunities than we can pursue. To date, we have pursued a highly selective partnering strategy where we partner only with list owners that meet our privacy and permission standards. Future partnership opportunities will hinge on our prospective partners' ability to meet our list standards and willingness to agree to our revenue share terms, and our ability to satisfy their revenue needs.

Customer Make-up

The Company has a diverse customer base consisting of advertising agencies, direct marketers and corporations. In 2002, we conducted business with over 150 different customers with none representing more than 10% of total revenue. Similarly, we are not overly dependent on a single industry or category of business.

However, we believe that our business is subject to seasonal fluctuations. Marketers generally place fewer advertisements during the first and early third calendar quarters of each year, and generally mail substantially more in the late third and fourth calendar quarters of each year. Additionally, user traffic on the Internet tends to decrease during the summer months resulting in fewer advertisements to sell and deliver. Finally, expenditures by advertisers and direct marketers vary in cycles and tend to reflect the overall economic conditions, as well as budgeting and buying patterns.

Patents

Patent applications were filed for the eTOM system by the Company's affiliate TargitMail at the beginning of 2001 with the U.S. Patent and Trademark Office and through the foreign PCT system. However, the Company is present reviewing the value of further prosecuting these applications.

Government Approvals

Aside from existing and potential governmental regulations discussed below in "Government Regulations", the Company is not subject to any government approvals.

Government Regulations

The laws governing Internet communications, commerce and advertising remain largely unsettled. The United States currently has enacted Internet laws regarding children's privacy, copyright and taxation. There are a number of state laws governing Internet communication and advertising. There is additional legislation being considered at both the Federal and state level regarding unsolicited commercial e-mail, sometimes called SPAM or UCE . With the continued growth and development of the market for Internet commerce, management expects more stringent consumer protection laws will be enacted that may impose additional burdens on companies conducting business over the Internet. Consumer privacy and SPAM are the two areas of likely future legislation that have the greatest potential to impact the Company, as follows:

1. Unsolicited Commercial E-mail (SPAM or UCE)

There is growing concern among consumers, consumer activists and Internet service providers over the growing amount of unwanted or unsolicited commercial e-mail (commonly referred to as UCE or SPAM), which has spawned growing interest in finding a regulatory solution to this problem. There are currently a number of state laws governing Internet communication and advertising. There is also legislation being considered at both the Federal and state level regarding unsolicited commercial e-mail. We currently adhere to strict opt-in standards via our agreements with our data partners. We believe we are also are in compliance with currently existing state regulations regarding e-mail advertising. However, should future regulations alter the accepted definition of permission or further restrict commercial e-mail, our business could be severely affected.

2. Privacy

Our technology collects and utilizes data derived from user activity as well as from user-completed profiles. Our network enables the use of personal profiles, in addition to other mechanisms, to deliver targeted marketing materials, to help compile demographic information and to limit the frequency with which an advertisement is shown to the user. Currently, we meet or exceed industry standards for the use, handling and protecting of personally identifiable information. However, some commentators, privacy advocates and governmental bodies have suggested further limiting or eliminating the use of personal profiles for advertising. The European Union has adopted a directive addressing data privacy that limits the collection and use of user information. The effectiveness of our technology and the success of our business could be significantly limited by any reduction or limitation in the use of personal profiles.

Research and Development

Currently, the Company is not involved with any research and development of new products. From time to time, we do upgrade our existing software to add functionality or to enable a smoother interface with a client, but currently we have no new products under development.

Compliance with Environmental Laws

The Company currently is not affected by any known environmental laws.

Company Size

As of December 31, 2002, the Company had 6 employees, four full-time and two part-time. From time to time, the Company also uses contractors, free-lance personnel, and other temporary part-time workers.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company operates out of a modern 11,364 square foot leased facility in Portsmouth, New Hampshire and pays $5,333.34 per month in rent. Over the five year term of lease the base rent will increase to $7,727.52 in the second year, $7,888.51 in the third year, $8,049.50 in the forth year and $8,210.49 in the fifth year. The Company is working with the landlord to sub-lease unused space. The lease expires in 2007.

ITEM 3.  LEGAL PROCEEDINGS

The Company and subsidiaries are defendants in a number of pending legal proceedings as described below. The majority of the proceedings relate to accounts payable issues due to the Company's financial condition. The Company has been working to settle these matters, but there is no certainty that it will be successful in doing so. The Company's inability to settle these matters favorably may materially affect its business, results of operation or financial condition.

On July 3, 2002, Williams Software, Inc., a wholly-owned subsidiary of the Company, was sued in a Florida County Court by a former officer, William DeLisi, who alleged that the Company violated the severance payment terms of his employment agreement with Williams Software. Relief in the amount of $102,060 is sought pertaining to this claim.

On March 6, 2002 a complaint was filed in the Superior Court of Los Angeles County, California by Bigmailbox.com, Inc. against TargitInteractive, Inc. and Subsidiaries for alleged non-payment of databases supplied to the Company. On November 26, 2002 Plaintiff filed a Request for Clerk's Judgment in the amount of $105,649.73.

On December 11, 2002 a Complaint was filed with the Commonwealth of Massachusetts, District Court Department, Lawrence Division by Pan Communications, Inc. against TargitInteractive, Inc. Plaintiff claims breach of the terms of a Public Relations Agreement by failing to pay for services rendered in the amount of $19,909.15. On January 27, 2003 an Entry of Default was filed.

On March 28, 2002 a Writ of Summons was filed with the State of New Hampshire Superior Court in Rockingham County by Imagine Media Inc. against GTMI d/b/a TargitMail.com. Plaintiff claims $65,266.80 worth of advertising in Business 2.0 has not been paid. On July 10, 2002, Notice of Final Default was entered. On March 19, 2003 documents required for entry of final judgment where filed.

On January 2, 2002 a Writ of Summons was filed with the State of New Hampshire Superior Court in Rockingham County by INT/Metro Group f/k/a Internet.com Corporation against GTMI d/b/a TargitMail.com. Plaintiff claims $39,266.97 worth of advertising and trade shows have not been paid. On July 24, 2002 a Writ of Execution in the amount of $38,829.57 was filed.

On October 1, 2002 a Writ of Summons was filed with the State of New Hampshire Superior Court in Rockingham County by Options Newsletter, Inc. against GTMI d/b/a TargitMail.com. Plaintiff claims the amount of $25,736.06 for use of their database has not been paid. On November 5, 2002 a Petition to Attach with Notice was filed. The Court has set a structuring conference on April 24, 2003.

On April 10, 2002 a Notice of Final Default was filed with the State of New Hampshire Superior Court in Rockingham County by Broadview International, LLC against GTMI d/b/a TargitMail.com. Plaintiff claims payments in the amount of $24,931.31 for Consulting Services were not paid. On January 13, 2003 a Writ of Attachment and Trustee Process was filed.

On September 19, 2002 a Writ of Summons was filed with the State of New Hampshire Superior Court in Rockingham County by VNU Business Media, Inc. dba ADWEEK vs. GTMI. Plaintiff claims payments in the amount of $185,373.50 for advertising in ADWEEK were not paid. On November 21, 2002 a Notice of Final Default was filed. The Court has set a structuring conference on April 24, 2003.

On June 5, 2001, a Writ of Summons was filed with the State of New Hampshire Superior Court in Rockingham County by Media Planet, Inc. against GTMI. A judgment in the amount of $15,366.11 for breach of contract has been entered.

On September 4, 2001, a Writ of Summons was filed with the State of New Hampshire Superior Court in Rockingham County by Ziff Davis Media against GTMI d/b/a TargitMail.com for breach of contract. The parties have agreed to a settlement in the amount of $4,887.45 payable over twelve months. In the event of a default in the settlement payments, the Company will be liable for a judgment in the amount of $27,152.50

On September 4, 2001, a Writ of Summons was filed with the State of New Hampshire Superior Court in Rockingham County by Penton Media, Inc. against GTMI d/b/a TargitMail.com for breach of contract and seeking damages of $51,981.84. The case is scheduled for trial beginning June 23, 2003.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's common stock is currently traded on the NASD OTC Bulletin Board under the symbol "TGIT". The following table sets forth the high and low closing bid prices for the common stock, as reported by OTC Bulletin Board.

                                                   Bid Prices

         Period                               High                Low

Quarter Ended March 31, 2001                  0.09                0.05
Quarter Ended June 30, 2001                   0.24                0.04
Quarter Ended September 30, 2001              0.60                0.01
Quarter Ended December 31, 2001               1.01                0.30
Quarter Ended March 31, 2002                  0.44                0.16
Quarter Ended June 30, 2002                   0.20                0.04
Quarter Ended September 30, 2002              0.14                0.01
Quarter Ended December 31, 2002               0.03                0.02

The above table reflects pricing following the Company's 1:30 common stock split on August 9, 2001.

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Such quotes are not necessarily representative of actual transactions or of the value of the Company's securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

The Company has been advised that eight member firms of the NASD are currently acting as market makers for the common stock. There is no assurance that an active trading market will develop which will provide liquidity for the Company's existing shareholders or for persons who may acquire common stock through the exercise of options or warrants.

Securities Holders

As of March 28, 2003, there were 178 holders of record of the Company's common stock. Certain of the shares of common stock are held in "street" name and may, therefore, be held by several beneficial owners.

As of March 28, 2003, there were 40,704,593 shares of common stock issued. Of those shares 38,639,439 shares are "restricted" securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering.

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

No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of common stock for future sale will have on the market price of the common stock prevailing from time to time. Sales of substantial amounts of common stock on the public market could adversely affect the prevailing market price of the common stock.

Dividends

The Company has not paid a cash dividend on its common stock for the last two fiscal years or in any subsequent period for which financial information is required. The payment of dividends may be made at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's operations, its capital requirements, and its overall financial condition. The Company does not expect to pay dividends for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding the Company's equity compensation plans.

                                            Equity Compensation Plan Information

          Plan category                Number of securities to       Weighted average        Number of securities
                                       be issued upon exercise      exercise price of      remaining available for
                                       of outstanding options,     outstanding options,        future issuance
                                         warrants and rights       warrants and rights

Equity compensation plans                                 0                         0                          0
approved by security holders

Equity compensation plans not
approved by security holders

 Employee Stock Option Plan 1 (1)                    600,000                    $0.020                   411,550


           Board Compensation for                    137,500                    $0.040                         0
 Services rendered to Company (2)


                      David Smith                     89,167                    $0.010                         0
              Share of Management
      Incentive Compensation from
       close of FirstPop deal (3)

                      David Smith                     48,462                    $0.010                         0
          Equity Compensation for
            Services Rendered (4)

                      James Baker                    415,367                    $0.110                   922,004
              Share of Management
      Incentive Compensation from
       close of FirstPop deal (5)

              Equity Compensation                     36,853                    $0.010                         0
       in Lieu of Rent - 2002 (6)


               Board Compensation                     30,000                    $0.120                        0
             (Annual Stipend) (7)

Total                                              1,333,554                    $0.023                   411,550

Notes to above table:

(1) In August 2002, the Company issued to certain of its employees an aggregate of 600,000 options with an exercise price of $.02 per share. The options vest annually over a three-year period starting from the employee's hire date. (See Note 12: Stock-based Compensation in the Auditor's Report).

(2) In June 2002, the Directors of the Company approved the issuance of 137,500 shares of common stock to certain of the then-current shareholders for services provided to the Company at $.04 per share. (See Note 13: Other Common Stock Transactions in the Auditor's Report).

(3) and (4) On February 5, 2002, David M. Smith resigned his position as Executive Vice President. Pursuant to a management agreement, of the 525,000 shares allocated to him as an officer that were to vest over three years, he received 89,167 of such shares and the remaining 387,371 shares were allocated to another officer party to the management agreement. In addition, Mr. Smith was issued 48,462 shares for services rendered with an exercise price of $.01 per share. (See Note 13: Other Common Stock Transactions in the Auditor's Report).

(5) On September 6, 2002, James Baker resigned as President and Chairman of the Company. Pursuant to the management agreement, of the shares allocated to him as an officer that were to vest over three years, he received 415,367 of such shares with an excise price of $.01 per share. The remaining 922,004 shares available for vesting under the management agreement remain undistributed by the Company.

(6) The Company rented an office in Deerfield Beach, Florida on a month-to-month basis from Taurus Investment Group ("Taurus") for $300 per month. The landlord agreed to accept stock of the Company in lieu of rent starting in June 2001. A total of 36,853 shares were issued to Taurus during year ended December 31, 2002. The market price of the common stock for the period was between $.04 and $.35 per share. (See Note 13: Other Common Stock Transactions in the Auditor's Report).

(7) In August 2002, the Company issued 10,000 shares of common stock to each of the three outside members of its Board of Directors for services rendered at $0.12 per share. (See Note 13: Other Common Stock Transactions in the Auditor's Report).

Securities Sold by the Company

The following is a list of the Company's unregistered securities sold during the past 3 years. The Company believes that all of these transactions were non-public sales exempt from registration under the Securities Act of 1933.

1. On September 30, 2000, the Company issued 5,000,000 shares of redeemable and convertible preferred stock in exchange for the membership interests of two members of the limited liability company that was the predecessor to Global Technology Marketing International, Inc. ("GTMI").

2. Effective May 29, 2001, the Company consummated a merger with GTMI. The merger was accounted for as a reverse merger into a public shell. Accordingly, the acquisition was treated as an acquisition of TargitInteractive, Inc. by GTMI and as a recapitalization of GTMI. As a result, the Company recorded an additional 1,778,784 shares of common stock. Pursuant to the merger, the Company issued two $200,000 5% Convertible Notes. The notes were converted on August 15, 2001 into 10,400,000 shares of common stock of the Company. (See Note 4: Global Technology Marketing International, Inc. Acquisition in the Auditor's Report).

3. Effective July 27, 2001, the Company consummated a merger with Williams Software, Inc. d/b/a FirstPop Technologies, Inc. ("FirstPop"). FirstPop shareholders received a total of 7,045,000 shares consisting of 6,745,000 shares of common stock on the conversion of a $300,000 note, plus 300,000 incentive shares of common stock. (See Note 5: Williams Software, Inc. Acquisition in Auditor's Report).

4. On July 27, 2001, the Company issued 1,575,000 shares of common stock to three officers of FirstPop, subject to the provision of management services by these officers to the Company over the following thirty-six months. (See Note 12: Stock-based Compensation in the Auditor's Report).

5. On July 27, 2001, the Company issued 1,275,000 shares of common stock to MCG Partners, Inc. in consideration of investment banking services provided. (See
Note 13: Other Common Stock Transactions in the Auditor's Report).

6. On July 27, 2001, the Company issued 200,000 shares of common stock to a related party for the conversion of a $60,464 note payable and related interest. (See Note 13: Other Common Stock Transactions in the Auditor's Report).

7. On October 19, 2001, the Chairman and Chief Executive Officer of the Company resigned. Pursuant to the management agreement noted in item 4 of this list, he received 100,000 shares. In addition, he was issued 66,141 shares for services rendered. (See Note 12: Stock-based Compensation in the Auditor's Report).

8. In October 2001, the Company issued 50,000 shares of common stock to the landlord of the Company's New Hampshire facility for a reduction in the monthly lease payment for the term of the existing lease (which expired on December 31, 2002) and through the term of a new lease (which expires in 2007). (See Note 13:
Other Common Stock Transactions in the Auditor's Report).

9. From June 2001 through September 2002, the Company rented an office in Deerfield Beach, Florida on a month-to-month basis. The rental payment was $300 per month. The landlord, Taurus Investment Group (an entity controlled by two of the Company's controlling shareholders), agreed to accept the rental payment in stock of the Company starting in June 2001. During 2001, the Company issued 4,781 shares of common stock to the Landlord in lieu of the rent. (See Note 13:
Other Common Stock Transactions in the Auditor's Report).

10. In December 2001, the Company sold 499,900 shares of common stock to current shareholders. (See Note 13: Other Common Stock Transactions in the Auditor's Report).

11. On December 10, 2001, the Company granted 100,000 five-year options with an exercise price of $.01 per share to the Vice Chairman of the Company for services rendered. (See Note 12: Stock-based Compensation in the Auditor's Report).

12. On December 10, 2001, the Company issued its outside directors a total of 30,000 shares of common stock for services rendered. (See Note 13: Other Common Stock Transactions in the Auditor's Report).

13. In February 2002, the Company sold 1,000,000 shares of common stock to certain of its then-current shareholders for $125,000. (See Note 13: Other Common Stock Transactions in the Auditor's Report).

14. In February 2002, the Company received $15,000 by loan from a shareholder, which was later converted into 375,000 shares of common stock in June 2002. (See
Note 13: Other Common Stock Transactions in the Auditor's Report).

15. On February 5, 2002, the Executive Vice President of the Company resigned. Pursuant to the management agreement noted in item 4 of this list, he received 89,167 shares of common stock. In addition, he was issued 48,462 shares for services rendered. (See Note 13: Other Common Stock Transactions in the Auditor's Report).

16. In June 2002, the Company issued 137,500 shares of common stock to certain of its then-current shareholders for services provided to the Company. (See Note 13: Other Common Stock Transactions in the Auditor's Report).

17. In July 2002, the Company received $200,000 from an existing shareholder in consideration of the issuance of 8,400,000 shares of common stock. (See Note 13:
Other Common Stock Transactions in the Auditor's Report).

18. In August 2002, the Company issued 10,000 shares of common stock to each of the three members of its Board of Directors for services rendered. (See Note 13:
Other Common Stock Transactions in the Auditor's Report).

19. On September 6, 2002, the President and Chairman of the Company resigned. Pursuant to the management agreement noted in item 4 of this list, he received 415,367 shares of common stock.

20. On September 23, 2002, certain shareholders converted $234,018 of the Company's indebtedness to them, consisting of a promissory note in the principal amount of $212,744, together with accrued interest of $21,274, into 7,800,633 shares of common stock. (See Note 13: Other Common Stock Transactions in the Auditor's Report).

21. From June 2001 through September 2002, the Company rented an office in Deerfield Beach, Florida on a month-to-month basis. The rental payment was $300 per month. The landlord, Taurus Investment Group (an entity controlled by two of the Company's controlling shareholders), agreed to accept the rental payment in stock of the Company starting in June 2001. During 2002, the Company issued 36,853 shares of common stock to the Landlord in lieu of the rent. (See Note 13:
Other Common Stock Transactions in the Auditor's Report).

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following discussion of our financial condition and results of operations together with the financial statements and the notes to financial statements included elsewhere in this report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements. References herein to "we," "our" and "us" refer to TargitInteractive, Inc.

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses, negative cash flows from operating activities and has negative working capital and a shareholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has initiated several actions to generate working capital and improve operating performance, including capital contributions from existing shareholders and the implementation of certain cost reduction measures.

The Company closed its Florida sales operation in September 2002 after evaluating the staff-to-performance ratio of revenue. The revenue generated from the Florida office did not justify the costs associated with maintaining a satellite office.

On November 22, 2002, the Company laid off 12 staff members at its New Hampshire office. The management of the Company determined that this step was necessary due to inadequate cash flow from operations and a lack of additional sources of equity or investment at that time. All Company departments, including sales, marketing, technical/engineering, finance, administration and executive management were impacted by the lay-off.

Management also evaluated the Company's current business model and determined that the cost of sales component of its business model needed to change. The Company historically has paid its vendor suppliers a fee equal to 50% of the project revenues generated. Management began a concerted effort to negotiate with new and existing suppliers to change revenue sharing ratios to those that would be more favorable to the Company thereby decreasing its gross cost of sales. Starting in the fourth quarter of 2002 and continuing in the first quarter of 2003, the Company has successfully negotiated with several key vendor suppliers to reduce the cost structure to 30%-40% of revenues generated. These new agreements include supplier performance minimums that reduce the percentages further if these minimums are not met.

Management has formulated and is marketing a higher margin service package using the Company's existing technology and client base. This service package involves the management of a client's subscriber list and development of a joint marketing relationship which does not require the Company to share revenue with a third-party list owner. The anticipated profit margin of this service package is approximately 80%.

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

Results of Operation - Year Ended December 31, 2002 and 2001

Revenues decreased 51.3% to $2,296,875 for the year ended December 31, 2002 from $4,712,611 for the year ended December 31, 2001. The decrease was due in part to several factors. The reduction in personnel and marketing/advertising continued from 2001 into 2002. The Company's effort to bolster sales by opening a Florida satellite sales office was unsuccessful and had the added impact of diverting New Hampshire financial and human resources. The Florida satellite office made negligible contributions to revenue and was closed in September of 2002. Other negative factors included stagnant general economic conditions and a depressed advertising marketplace, which continued through 2002. As also occurred in 2001, the Company experienced significant customer turnover in 2002; over 50% of our top 50 customers in 2001 made no purchases of services from the Company in 2002 due to reduced budgets, closures or other financial difficulties. Our top 20 clients during 2001 spent $2.1 million less in 2002 with our largest client during 2001 spending $337,000 less, a drop of 54%. Viewed another way, more than half of our top 20 customers during 2001 spent less than $5,000 in 2002, accounting for a drop in revenue of nearly $1.5 million. Finally, the Company generated over $1 million less revenue from cost-per-action (CPA) business in 2002 than in 2001 due to a general depression in the CPA market.

Cost of Sales was $1,193,940 for the year ended December 31, 2002 and $2,371,670 million for the year ended December 31, 2001 a decrease of 49.7%. The reduction is directly attributable to the decrease in sales. During 2001 and 2002, the average revenue share remained 50%. The revenue share is the main component of the cost of sales and accounts for 98% of the decrease in cost of sales.

Payroll expense decreased 33.2% to $1,778,932 for the year ending December 31, 2002 from $2,663,091 for the year ending December 31, 2001. This decrease resulted primarily from the continued reduction in staff. Wages decreased by nearly $800,000 while benefit expenses fell $92,742. The remaining reduction comes from a combined decrease in payroll taxes of $67,306 and commissions, which were down $34,693 or 14% versus 2001. The full impact from the Company's November 2002 lay-off of 12 employees will be recognized in fiscal year 2003.

General and Administrative cost dropped 59.9% to $1,365,553 for the year ending December 31, 2002 from $3,406,922 for the year ending December 31, 2001. The primary source of the reduction is a significant decrease in consulting fees, which were down $886,029 or 91% versus 2001. Similarly, bad debt was reduced significantly in 2002 as compared to 2002, with a reduction of $672,320. Depreciation and Amortization decreased $222,555, further reducing general and administrative costs. The Company was able to greatly reduce legal and accounting fees in 2002 as well, cutting $156,197 from 2001 expenses. Legal and accounting expenses had been significant in 2001 due to the TargitMail and FirstPop acquisitions. Finally, marketing expenses continued to decrease, with 2002 expenses down $53,943 from 2001.

Net loss for the year ending December 31, 2002 was $1,280,773 compared to a net loss of $4,515,192 for the year ended December 31, 2001, or a reduction in loss of 71.6%. $1,687,522 of the reduction is tied directly to the loss from operations explained above. Additionally, a reduction in losses from operations of $819,968 is due to a decrease in interest expense and a further $1,607,879 decrease coming from a gain on settlement of accounts payable, with $1,114,770 of the gain coming from the settlement of a lawsuit with Juno Online Services, Inc. described in the Company's last quarterly report on Form 10-Q. These reductions were offset by an increase of $832,463 from impairment of intangible assets and $48,487 in gain on disposal of assets. Fiscal year 2002 showed a net gain of $36,400 versus a loss of $12,087 in 2001.

While impairment of intangible assets and gain on settlement of accounts payable significantly impacted the Company's financial status for 2002, management does not believe that these factors will have similar significant impact in the future, as they do not arise in continuing operations.

Liquidity and Capital Resources

The cash used in operating activities for the year ended December 31, 2002 of $851,456, resulting from a loss of $1,280,773, was increased by non-cash adjustments of $127,959 and a net change in assets and liabilities of $557,276. The Company had negative working capital of $3,726,249 at December 31, 2002. Accounts payable of $3,775,333 accounted for a majority of the negative working capital, which the Company has and is continuing to negotiate concessions from its trade creditors. For the year ended December 31, 2002, the Company realized a gain on settlement of accounts payable of $1,711,683.

Net cash used by investing activities was $38,191, consisting of cash of $11,427 acquired from sales of Property & Equipment and $49,618 used for purchase of Property & Equipment. Net cash provided by financing activities was $795,259. Proceeds from notes payable to a shareholder of $472,744 and a sale of common stock for $340,000 provided the bulk of the cash.

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses, negative cash flows from operating activities, and has negative working capital and shareholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has initiated several actions to generate working capital and improve operating performances, including equity and debt financing initiatives and cost reduction measures. There can be no assurance that the Company will be able to successfully implement its plans, or if such plans are successfully implemented, that the Company will achieve its goals. Furthermore, if the Company is unable to raise additional funds and or settle a significant portion of its debt it may need to modify its growth and operating plans, or even be forced to terminate operations completely. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Critical Accounting Policies

In Financial Reporting Release No. 60, the U.S. Securities and Exchange Commission encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Revenue Recognition

Revenues are recognized when the advertising campaign is transmitted to the recipient. Costs of revenues are primarily the costs of databases, which consist of recipient names.

Use of Estimates

Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and the carrying value of inventories and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Forward-Looking Statements

This report on Form 10-KSB contains certain forward-looking statements. These forward looking statements include statements regarding (i) research and development plans, marketing plans, capital and operations expenditures, and results of operations; (ii) potential financing arrangements; (iii) potential utility and acceptance of the Company's existing and proposed products; and (iv) the need for, and availability of, additional financing.

The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the business of Company, which involve judgments with respect to, among other things, future economic and competitive conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, actual results may differ materially from those set forth in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information contained herein, the inclusion of such information should not be regarded as any representation by the Company or any other person that the objectives or plans of the Company will be achieved.

ITEM 7.  FINANCIAL STATEMENTS

See the Index to Financial Statements on page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As reported on Form 8-K filed September 21, 2001, the Company dismissed Margolies, Fink & Wichrowski, Pompano Beach, Florida, as its independent accountant. Except as provided in the next sentence, the reports of Margolies, Fink & Wichrowski, on the financial statements of the Company for the two fiscal years ended December 31, 2000, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The report of Margolies, Fink & Wichrowski dated March 10, 2000, and March 31, 2001, for the years ended December 31, 1999, and December 31, 2000, each contained a going concern opinion. In connection with the Company's audits for the fiscal years ended December 31, 1999 and 2000, and through September 13, 2001, there have been no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the former accountants, would have caused them to make reference to the subject matter of the disagreement in their report on the financial statements for such year. The decision to dismiss the Company's accountants was made by the Company's management and approved by a majority of the Company's directors without a formal meeting. The Company engaged Gerson, Preston, Robinson, & Company, P.A. as its independent accountant in July 2001. At no time did the Company consult with Gerson, Preston, Robinson, & Company regarding the application of accounting principles to any specific completed or contemplated transaction or future audit opinion; or seek advice regarding pending decisions as to accounting, auditing, or financial issues prior to engagement. The Company does not believe that during the two years ended December 31, 2000, and through September 13, 2001, there were any reportable events (as defined in Regulation S-B, Item 304(a)(1)(iv)) with Margolies, Fink & Wichrowski. Pursuant to Regulation S-B, Item 304(a)(3), the Company has filed with its 10-KSB Report for 2001 a letter addressed to the Securities and Exchange Commission by Margolies, Fink & Wichrowski, stating that that firm agrees with the above statements.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions of the Company's officers and directors.

NAME                   AGE      POSITION

Aaron Gibitz            38      Principal Executive Officer, Chairman, Director
Noel J. Guillama        43      Director
David Smith             58      Director
James D. Baker          59      Director
Guenther Reibling       50      Director

Pursuant to the Company's By-Laws, the directors of the Company are elected annually by the shareholders, and the officers are appointed annually by the board of directors. All directors of the Company hold office until the next annual meeting of stockholders or until their successors are elected and qualified.

The business experience of each director and officer is as follows:

AARON GIBITZ, PRINCIPAL EXECUTIVE OFFICER, CHAIRMAN, DIRECTOR. Mr. Gibitz joined the Company in September, 2002 and serves as the Principal Executive Officer and is a Director and Chairman of the Board of Directors. From March 2002 to the present, Mr. Gibitz has been consulting with Taurus Investment Group, a firm engaged in placing equity mainly in real estate investments. From 1997 through March 2002, Mr. Gibitz was an executive with Zaremba, a real estate development and management organization, also diversified in start-up entities, of which he was responsible for startup activities, promotion, operations audits and technology management. Prior to 1997 Mr. Gibitz consulted in technology and operations audits for turnaround, profitability and efficiency for technical manufacturers and retail to OEM consumer products companies.

NOEL J. GUILLAMA, DIRECTOR. Mr. Guillama formally served as Chairman and CEO of TargitInteractive from May 2001 to October 2001. He also served as a director of Williams Software, Inc., from October 2000 to May 2001. Mr. Guillama in the past has been founder, officer or director of numerous, private and publicly traded companies involved in broadcasting, cable, healthcare, real estate, construction and technology. From 1996 to February 2000, he was the Founder, Chairman and CEO of Metropolitan Health Networks, Inc., West Palm Beach, Florida; a healthcare service organization serving over 45,000 patients. Prior to that, he was Vice President of MedPartners, Inc., a physician practice management company based in Birmingham, Alabama. Mr. Guillama has been non-executive chairman of Tektonica, Inc. a diversified services company located in Jupiter, Florida, since 1984 and in addition serves on the board of Quantum Medical Technologies, Inc. located in Miami, Florida.

DAVID SMITH, DIRECTOR. Mr. Smith served as Executive Vice President (May 2001 through February 2002) and Chief Strategy Officer (June 2002 through November
2002) of TargitInteractive. He has been in the venture capital industry since 1979 and has run corporate venture funds for Control Data Corporation and BMW of Germany and has been a partner in three private funds, the largest being Hambrecht & Quist Venture Partners. Mr. Smith spent eight years in the computer industry with Control Data Corporation in various financial functions and was Vice President of Sales/ Marketing for Airtech Corporation, an air-pollution control spin-out company from MIT's Draper Laboratories. He began his career as an economist with the International Division of First National Bank of Chicago, working in the London and Frankfurt branches.

JAMES D. BAKER, DIRECTOR. Mr. Baker formerly served as President and Chairman of TargitInteractive from July 2001 until September 2002. He became a director and president upon the closing of the FirstPop transaction. He served as Chairman and CEO of FirstPop from its inception in 2000. Mr. Baker has been involved with integrated computer systems for over 25 years. After working for IBM from 1967 - 1981 in Security Systems Development, he left IBM to form his own company, Computer Application Systems, Inc. ("CASI") that commercialized computer-based security systems. CASI was sold to Figgie International Inc. in September 1987. Mr. Baker worked with Figgie as a Vice President of Strategic Business Development through 1991. From 1991 through 1995, he served as a consultant to the security industry and assisted several start up and early stage companies by developing strategic business plans, alliances with more mature companies, raising capital, and at the Board level. In 1995, he founded RAPOR, Inc. and is currently on the Board of Directors. RAPOR is a manufacturer of computer-controlled doors for the security industry. Most recently, Mr. Baker was CEO of AegiSoft, an Internet company that provides software and digital content publishers the technology to rent their products, such as software, music, movies and electronic books. AegiSoft was sold in December 2000 to RealNetworks, Inc.

GUENTHER REIBLING, DIRECTOR. Mr. Reibling became a director upon the closing of the FirstPop transaction. Mr. Reibling has been Executive Vice President of Taurus Investment Group, a real estate investment and development company with operations in the U.S. and Germany, since 1976. Taurus is general partner of over 45 commercial real estate projects in the U.S. Mr. Reibling oversees leasing, management and development activities of the various projects, as well as the acquisition and underwriting of new projects. He is also an owner/developer of commercial real estate in his own right and has been involved with real estate sales, management and development since 1969.

The Company has established an Audit Committee chaired by Guenther Reibling. Aaron Gibitz also serves on the committee. The Company has identified Mr. Reibling as the financial expert as defined in the Exchange Act and Regulation S-B thereto. The Company believes that Mr. Reibling's experience overseeing the operations of Taurus Investment Group as well as its principal accounting functions provides the required expertise to advise the Company on issues likely to arise during the audit process. Mr. Reibling is not an independent expert as defined under the Exchange Act. However, the Company is in the process of identifying an independent financial expert to serve on the Audit Committee. Other than the Audit Committee, there are no committees of the Board, which acts as the full Board with respect to any matter.

The Company's By-Laws eliminate the personal liability of officers and directors to the fullest extent permitted by Delaware Law. The effect of such provision is to require the Company to indemnify the officers and directors of the Company for any claim arising against such persons in their official capacities if such person acted in good faith and in a manner that he reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe their conduct was lawful.

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 3, 4 and 5 furnished to the Company and filed with the Securities and Exchange Commission under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934, to the Company's knowledge, all directors, officers and beneficial owners of more than 10% of any class of equity securities filed on a timely basis the reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Code of Ethics

The Company currently has no formal code of ethics that applies to the principal executive or financial officers or the Board of Directors. There was no such code in the original By-laws of the Company and this oversight has yet to be corrected. The Company intends to redraft the corporate By-laws and include such a code of conduct in the immediate future.

ITEM 10. EXECUTIVE COMPENSATION

The following tables and notes present for the last three completed fiscal years ended December 31, 2002, the compensation paid by the Company to the executive officers. No employees of the Company were compensated in excess of $100,000 during fiscal year 2002.

                             SUMMARY COMPENSATION TABLE

                                                              Long Term Compensation

                              Annual Compensation                      Awards                 Payouts
      (a)       (b)      (c)     (d)          (e)             (f)               (g)             (h)           (i)
   Name and                                                Restricted        Securities       LTIP
   Principle           Salary   Bonus    Other Annual        Stock           Underlying      Payouts       All Other
   Position     Year     ($)     ($)   Compensation ($)   Award(s) ($)    Options/SARs (#)      ($)    Compensation ($)

 Aaron Gibitz   2002   $26,050    $0          $0               $0                0              $0            $0
   Principal    -
   Executive    2001      $0      $0          $0               $0                0              $0            $0
    Officer     -
                2000      $0      $0          $0               $0                0              $0            $0


  James Baker   2002   $63,000    $0          $0            $101,538          169,980           $0            $0
   Director     -
                2001   $36,000    $0          $0            $ 17,502          113,320           $0            $0
                -
                2000      $0      $0          $0               $0                0              $0            $0

                      Option/SAR Grants in Last Fiscal Year

                                Individual Grants

   (a)                     (b)                                   (c)                          (d)             (e)
             Number of Securities Underlying      % of Total Options/SARs Granted to    Exercise or Base   Expiration
   Name          Options/SARs Granted (#)              Employees in Fiscal Year           Price ($/Sh)        Date
Aaron                       0                                     0                            0              N/A
  Gibitz

James                       0                                     0                            0              N/A
  Baker


                   Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
   (a)          (b)             (c)                          (d)                                   (e)
                                               Number of Securities Underlying      Value of Unexercised In-the Money
                                           Unexercised Options/SARs at FY-End (#)       Options/SARs at FY-End ($)
          Shares Acquired      Value
Name      on Exercise (#)   Realized ($)          Exercisable/Unexercisable             Exercisable/Unexercisable
Aaron            0               0                            0                                     0
 Gibitz

James            0               0                     283,300/226,624                        $5,666/$4,532
  Baker

Compensation of Directors

As of the 4th quarter of 2001, the Board of Directors voted to pay all non-executive directors 10,000 shares of stock per year at $0.50 per share, in addition to expenses for actual attendance at each regular or special meeting.

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

                 Security Ownership of Certain Beneficial Owners

         (1)                             (2)                                   (3)                        (4)
                                      Name and                             Amount and
   Title of Class            Address of Beneficial Owner           Nature of Beneficial Owner       Percent of Class
    Common Equity               Reibling Group (1)
                           Taurus Investment Holdings, LLC
                            1350 E. Newport Center Drive
                              Deerfield Beach, FL 33442                    56,329,735                    80.0%
    Common Equity                 Dennis Kozlowski
                                     1 Tyco Park
                                  Exeter, NH 03833                          5,200,000                     7.4%
    Common Equity                  Mark Swartz (2)
                                  7777 Glades Road
                                Boca Raton, FL 33434                        5,207,503                     7.4%


             Security Ownership of the Board and Executive Officers

         (1)                            (2)                                  (3)                          (4)
                                     Name and                            Amount and
    Title of Class          Address of Beneficial Owner          Nature of Beneficial Owner        Percent of Class
    Common Equity               James Baker (3)
                                   PO Box 812286
                               Boca Raton, FL 33481                       1,229,160                      1.7%
    Common Equity                  Aaron Gibitz
                                   99 Bow Street
                               Portsmouth, NH 03801                           1,500                        0%
    Common Equity                Noel Guillama (4)
                              12230 Forest Hill Blvd.
                               Wellington, FL 33414                       1,142,500                      1.6%
    Common Equity              Guenther Reibling (5)
                                702 N. Ocean Blvd.
                              Delray Beach, FL 33845                     28,707,634                     40.8%
    Common Equity               David M. Smith (6)
                                  7 Trinity Road
                               Marblehead, MA 01945                         938,267                      1.3%
    Common Equity          Board and Executive Officers
                                    as a group                           32,019,061                     45.5%

1. Includes (1) 3,541955 shares of common stock held by Mr. Lorenz Reibling and
(2) 5,741,971 shares of common stock held by Mr. Guenther Reibling, (3) 50,000 shares of common stock issuable upon exercise of options at $.50 per share until September 20, 2006, (4) 1,019,706 shares of common stock held jointly by Mr. Lorenz Reibling and his wife under the Lara Reibling Revocable Trust u/d/t December 7, 1997, Laura Reibling, Trustee, (5) 41,634 shares of common stock held by Taurus Investment Group, Inc. owned jointly by Lorenz and Guenther Reibling, (6) 8,400,000 shares of common stock held by Einhundertsechsundneunzigste Vermoegensverwaltungs GmbH ("Naxos") which is wholly owned by Taurus Investment Group, Inc., (7) an option to convert the principal and interest on a $130,000 loan from Mr. Lorenz Reibling to the Company into 14,660,440 shares of common stock, and (8) an option to convert the principal and interest on a $130,000 loan to the Company from Mr. Guenther Reibling into 14,474,029 shares of common stock. The notes were due December 27, 2002 and January 28, 2003 respectively and bore an interest rate of 18%. They may be converted into common stock of the Company at a price of $0.01 per share. As of March 31, 2003, neither note has been converted.

2. Includes (1) 5,200,000 shares of common stock held by Mr. Swartz; (2) 6,667 shares of common stock held by Mr. Swartz; (3) 209 shares of common stock jointly owned by Mr. Swartz and his wife; and (4) 627 shares of common stock owned by various of Mr. Swartz's children.

3. Includes (1) 988,355 shares of common stock owned by Mr. Baker and (2) 240,805 shares of common stock issuable upon the exercise of options at $0.01 per share that expire on September 20, 2006.

4. Includes (1) 642,500 shares of common stock held by Mr. Guillama; (2) 250,000 shares of common stock held by the Guillama Family Holdings, Inc., a corporation in which Mr. Guillama is an officer; (3) 250,000 shares of common stock held by Mr. Guillama as custodian for Jahziel M. Guillama, his minor son under the Uniform Gifts to Minors Act, and (4) 100,000 shares of common stock issuable upon exercise of options at $0.01 price per share that expire September 20, 2006.

5. Includes (1) 5,741,971 shares of common stock held by Mr. Guenther Reibling,
(2) 50,000 shares of common stock issuable upon exercise of options at $.50 per share until September 20, 2006, (3) 41,634 shares of common stock held by Taurus Investment Group, Inc., which is owned jointly by Lorenz Reibling and Guenther Reibling, (4) 8,400,000 shares of common stock held by Einhundertsechsundneunzigste Vermoegensverwaltungs GmbH ("Naxos") which is wholly owned by Taurus Investment Group, Inc., and (5) an option to convert the principal and interest on a $130,000 loan to the Company from Mr. Guenther Reibling into 14,474,029 shares of common stock. The note was due January 28, 2003 and bears an interest rate of 18%. It may be converted into common stock of the Company at a price of $0.01 per share. As of March 31, 2003 the note has not been converted.

6. Includes (1) 741,500 shares of common stock held by Mr. Smith and (2) 196,767 shares of common stock issuable upon exercise of options at $0.01 per share until September 20, 2006. As outlined above, Messrs. Lorenz and Guenther Riebling currently share ownership and voting rights for 27,145,266 shares of the Company's total pool of common equity of 40,704,593 shares of common stock, or 66.7% of the total shares of common stock outstanding. If the Reiblings convert the notes as mentioned in note 1 above, they will control 56,329,735 of 70,426,634 shares of common stock or 80.0% of the total shares of common stock outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 1999, MCG Partners, Inc., a newly-organized business consulting firm ("MCG"), which is controlled by a shareholder of the Company, agreed with GourmetMarket.com, Inc. ("GMI") and the Company that MCG would assume certain obligations of Marblehead Capital Group, Inc., a firm which had provided guidance to the Company and GMI in connection with their proposed merger. Pursuant to that agreement, the Company issued MCG 100,000 shares of the Company's preferred stock in payment of the par value thereof and, upon the completion of the merger on January 29, 1999, paid MCG a $100,000 merger completion fee. MCG subsequently converted all of its shares of preferred stock into 6,030,000 shares of common stock. At the time of the merger, the Company entered into a consulting agreement with MCG pursuant to which it appointed MCG its exclusive agent through December 1, 2004, to provide financial advisory services to the Company.

On April 1, 2001 the Company entered in to a consulting contract with MCG to provide investment banking services. The terms of the agreement called for the Company to pay MCG $5,000 per month and 5% of the consideration paid by the Company on any acquisition or merger proposed by MCG. As a result of this agreement the Company issued MCG 1,275,000 shares as payment for the acquisition by the Company of Global Technology Marketing International, Inc. ("TargitMail") and Williams Software, Inc. ("FirstPop") described in "Description of Business" above. These shares were subsequently registered by the Company on a SEC Form S-8 registration statement. The Company took an expense charge of $573,750 related to this transaction.

On January 14, 2000, the Company entered into an agreement to dispose of its Travlang.com assets to iiGroup, Inc., for 250,000 shares of iiGroup, Inc., common stock and $250,000, payable as $146,000 in cash and $104,000 in assumed liabilities. iiGroup, Inc., is an affiliate of MCG, which is a shareholder of the Company.

On February 29, 2000, iiGroup, Inc., loaned $160,000 to the Company pursuant to an 8% Convertible Bridge Note, and on March 13, 2000, iiGroup, Inc., loaned an additional $90,000 to the Company pursuant to an 8% Convertible Bridge Note. Each of the Bridge Notes provides that it may be prepaid at any time, but was mandatorily repayable upon the sale of all of the outstanding shares of the Company, the sale of substantially all of the Company's assets, or the closing of financings of at least $5,000,000. The Convertible Notes were converted into common stock of the Company at the lower of $1.00 per share or 75% of the average closing bid price of the Company's common stock in the five days preceding the date of conversion.

On July 27, 2001, the Company issued 1,575,000 shares of common stock to three officers of FirstPop, subject to the provision of management services by the officers to the Company over the thirty-six months following the acquisition of FirstPop. The shares were to vest ratably over the three-year period. At September 30, 2001, the Company had recorded $327,250 of unearned compensation in the equity section of the balance sheet and has recognized $19,250 of stock based compensation expense related to the issuance. The shares were valued using the fair market value on the date of issuance as determined by an independent fair value appraiser.

On July 27, 2001, the Company issued 200,000 shares of common stock to MCG Partners, Inc., a related party, for the conversion of a $60,464 note payable and related interest.

On August 9, 2001, the Company affected a thirty-for-one stock split. This stock split has been retroactively reflected in the condensed financial statements and footnote disclosures for all periods presented.

On October 19, 2001, Noel J. Guillama resigned as Chairman, CEO and Director of the Company. Pursuant to the management agreement, of the 525,000 shares allocated to him as an officer that were to vest over three years, Mr. Guillama received 100,000 of such shares and the remainder were re-allocated to the two remaining FirstPop officers. In addition, he was issued 66,141 shares in lieu of any cash compensation. Of the options granted to him in August 2001, he retained 100,000 options with an exercise price of $.01 per share and the remainder were cancelled. In December of 2001, Mr. Guillama was re-elected to the Board of Directors of the Company.

In April 2002, the Company entered into two interim factoring agreements with Lorenz and Guenther Reibling, principle shareholders of the Company, pursuant to which the Company advanced 90% of the outstanding balance of selected receivables.

On February 5, 2002, David M. Smith resigned as Executive Vice President of the Company. Pursuant to the management agreement, of the 525,000 shares allocated to him as an officer that were to vest over three years, he received 89,167 of such shares and the remainder of 387,371 shares were allocated to the sole remaining officer of FirstPop. In addition, he was issued 48,462 shares for services rendered. Of the options granted to him in August 2001, he retained 196,767 options with an exercise price of $.01 per share and the remainder were cancelled.

On September 6, 2002, James Baker resigned as President and Chairman of the Company. Pursuant to the management agreement, of the management incentive shares allocated to him as an officer that were to vest over three years, Mr. Baker received 415,367of such shares. As there are no longer any qualifying executives of FirstPop with the Company, the remaining pool of 922,004 shares remain undistributed by the Company. Of the options granted to him in August 2001, he retained 240,805 options with an exercise price of $.01 per share and the remainder were cancelled. Mr. Baker remains a director of the Company.

On September 13, 2002, the Company borrowed $130,000 (secured by the Company's receivables) from Lorenz Reibling, one of the Company's controlling shareholders. This loan was due on December 27, 2002, and bears interest at a rate of 18% APR. The principal and interest may be converted, at the option of the note holder, into common stock of the Company at a conversion price of $0.01 per share if the balance is not paid by the maturity date. As of March 31, 2003 this note had not been converted.

On September 23, 2002, Guenther and Lorenz Reibling converted $234,018 of the Company's indebtedness to them, consisting of a promissory note in the principal amount of $212,744, together with accrued interest of $21,274, into 7,800,633 shares of common stock.

On October 1, 2002, the Company borrowed an additional $130,000 (secured by the Company's receivables) from Guenther Reibling, a controlling shareholder. This loan was due on January 28, 2003, and bears interest at a rate of 18% APR. The principal and interest may be converted, at the option of the note holder, into common stock of the Company at a conversion price of $0.01 if the balance is not paid by the maturity date. As of March 31, 2003 this note had not been converted.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         Exhibit No.                Description

         99.1                       Certificate of Principal Executive Officer pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002
         99.2                       Certificate of the Controller pursuant to Section 906 of the Sarbanes-Oxley
                                    Act of 2002.

(b) Form 8-K

The Company filed no reports on SEC Form 8-K during the quarter ended December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

The Company maintains vigorous disclosure controls and procedures; however, due to staff reductions we have been unable to maintain a separation of duties for all accounting cycles. Alternative controls and procedures have been implemented to insure all transactions are jointly authorized by the Principal Executive Officer and the Controller. These procedures include physical review of all checks and monthly review and analysis of financial statements. Checks are restrictively endorsed and deposited daily. Physical access to cash and unissued checks is restricted to authorized personnel, currently the Principal Executive Officer and Controller.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TARGITINTERACTIVE, INC.


Dated: March 31, 2003                     By: /s/ Aaron Gibitz
                                              ---------------------------
                                              Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                By /s/ Brian Richardson
                                   ---------------------------------------------
                                       Brian Richardson, Controller

                                Date: March 31, 2003


                                By /s/ Noel J. Guillama
                                   ---------------------------------------------
                                       Noel J. Guillama, Director

                                Date: March 31, 2003


                                By /s/ David Smith
                                   ---------------------------------------------
                                       David Smith, Director

                                Date: March 31, 2003


                                By /s/ James D. Baker
                                   ---------------------------------------------
                                       James D. Baker, Director

                                Date: March 31, 2003


                                By /s/ Guenther Reibling
                                   ---------------------------------------------
                                       Guenther Reibling, Director

                                Date: March 31, 2003

                              CERTIFICATIONS

I, Aaron Gibitz certify that:

1. I have reviewed this annual report on Form 10-KSB of TargitInteractive, Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


/s/ Aaron Gibitz
-----------------------------------------
Aaron Gibitz, Principal Executive Officer

                                 CERTIFICATIONS

I, Brian Richardson, certify that:

1. I have reviewed this annual report on Form 10-KSB of TargitInteractive, Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Brian Richardson
----------------------------
Brian Richardson, Controller

INDEPENDENT AUDITORS' REPORT                                    F-2
CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheet                                          F-3

         Statements of Operations                               F-4

         Statements of Accumulated Shareholders' Deficit        F-5

         Statements of Cash Flows                               F-6 - F-7

         Notes to Financial Statements                          F-8 - F-18

Board of Directors and Shareholders
TargitInteractive, Inc. and Subsidiaries

INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheet of TargitInteractive, Inc. and Subsidiaries at December 31, 2002 and the related consolidated statements of operations, accumulated shareholders' deficit and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TargitInteractive, Inc. and Subsidiaries as of December 31, 2002 and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements referred to above have been prepared assuming that TargitInteractive, Inc. will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses, negative cash flows from operating activities and has negative working capital and shareholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

                              /s/ Gerson, Preston, Robinson, & Company, P.A.
                              --------------------------------------------------
                              CERTIFIED PUBLIC ACCOUNTANTS

March 27, 2003

                    TARGITINTERACTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2002

Current assets:
Cash                                                                                    $      8,095
Accounts receivable, net of allowance for doubtful accounts of approximately $51,000         271,747
Prepaid expenses and other current assets                                                     29,242
                                                                                        ------------

Total current assets                                                                         309,084

Property and equipment                                                                       233,130
                                                                                        ------------

Total assets                                                                            $    542,214
                                                                                        ============


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses                                                   $  3,775,333
Notes payable - shareholders                                                                 260,000
                                                                                        ------------

Total current liabilities                                                                  4,035,333
                                                                                        ------------

Commitments and contingencies

Shareholders' deficit:
Common stock; $.001 par value; 100,000,000 shares authorized;
40,704,593 shares issued and outstanding; and additional paid in capital                  23,162,193
Unearned compensation                                                                       (268,899)
Accumulated deficit                                                                      (26,386,413)
                                                                                        ------------

Total shareholders' deficit                                                               (3,493,119)
                                                                                        ------------

Total liabilities and shareholders' deficit                                             $    542,214
                                                                                        ============

          See accompanying notes to consolidated financial statements.

                    TARGITINTERACTIVE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                       2002            2001

Revenues                                          $  2,296,875     $  4,712,611
                                                  ------------     ------------

Costs and expenses:
       Costs of revenues                             1,193,940        2,371,670
       Payroll, benefits and related expense         1,778,932        2,663,091
       General and administrative                    1,365,553        3,406,922
       Impairment of intangible assets                 832,463               --
       Gain on settlement of accounts payable       (1,711,683)        (103,804)
                                                  ------------     ------------

Total costs and expenses                             3,459,205        8,337,879
                                                  ------------     ------------

Loss from operations                                (1,162,330)      (3,625,268)

Interest expense                                       (82,043)        (902,011)
Gain (loss) on disposal of assets                      (36,400)          12,087
                                                  ------------     ------------

Net (loss)                                        $ (1,280,773)    $ (4,515,192)
                                                  ------------     ------------

Discount attributable to beneficial conversion
  privilege of preferred stock                              --         (143,182)

Net loss applicable to common stock                 (1,280,773)      (4,658,374)
                                                  ============     ============

Basic and diluted loss per common share           $      (0.04)    $      (0.31)
                                                  ============     ============
Weighted average number of common
   shares outstanding                               30,593,939       15,136,182
                                                  ============     ============

          See accompanying notes to consolidated financial statements.

                    TARGITINTERACTIVE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF ACCUMULATED SHAREHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                          Common Stock
                                                                               and
                                                               Common       Additional
                                   Preferred Stock             Stock         Paid-in       Subscription      Unearned
                               Shares          Amount          Shares        Capital        Receivables    Compensation
                            ------------    ------------    ------------   -------------   -------------   ------------

Balance, December 31,          5,000,000    $      5,000      10,400,000   $  6,785,269    $         --    $         --
  2000
Embedded dividends on                 --              --              --        143,182              --              --
  convertible preferred
  stock
Capital contribution,         (5,000,000)         (5,000)             --     12,805,000              --              --
  net of preferred stock
  retirement
Warrants to preferred                 --              --              --        560,000              --              --
  stock holders
Acquisition of Global                 --              --       1,778,784       (433,701)             --              --
  Technology
Management incentive                  --              --       1,575,000        346,500              --        (346,500)
  stock
Consulting fee in lieu                --              --       1,275,000        573,750              --              --
  of cash
Conversion of related                 --              --         200,000         60,464              --              --
  party note
Acquisition of Williams               --              --       7,045,000      1,168,125         (76,512)             --
  Software
Issuance of stock in                  --              --          54,781         13,350              --              --
  lieu of rent
Receipt of cash for                   --              --              --             --          75,000              --
  subscription receivable
Settlement with former                --              --          66,141         14,882              --              --
  employee
Grant of employee stock               --              --              --        394,474              --        (394,474)
  options
Issuance of common stock              --              --         499,900        124,975         (31,250)             --
Compensation to directors             --              --          30,000         12,825              --              --
Amortization of                       --              --              --             --              --          57,004
  management incentive
  stock
Amortization of employee              --              --              --             --              --         191,384
  stock options
Net Loss                              --              --              --             --              --              --
                            ------------    ------------    ------------   ------------    ------------    ------------

Balance, December 31,                 --              --      22,924,606     22,569,095         (32,762)       (492,586)
  2001
Receipt of cash for                   --              --              --             --          32,762              --
  subscription receivable
Issuance of common stock              --              --       9,775,000        340,000              --              --
Issuance of common stock              --              --         204,353         13,080              --              --
  for services
Grant of employee stock               --              --              --          6,000              --          (6,000)
  options
Conversion of related                 --              --       7,800,634        234,018              --              --
  party note
Amortization of                       --              --              --             --              --         114,315
  management incentive
  stock
Amortization of employee              --              --              --             --              --         115,372
  stock options
Net Loss                              --              --              --             --              --              --
                            ------------    ------------    ------------   ------------    ------------    ------------
Balance, December 31,                 --    $         --      40,704,593   $ 23,162,193    $         --    $   (268,889)
  2002
                            ============    ============    ============   ============    ============    ============

[restubbed table]



                                Accumulated     Shareholders'
                                  Deficit      Equity/(Deficit)
                              --------------   ---------------

Balance, December 31,           $(20,447,266)   $(13,656,997)
  2000
Embedded dividends on               (143,182)             --
  convertible preferred
  stock
Capital contribution,                     --      12,805,000
  net of preferred stock
  retirement
Warrants to preferred                     --         560,000
  stock holders
Acquisition of Global                     --        (433,701)
  Technology
Management incentive                      --              --
  stock
Consulting fee in lieu                    --         573,750
  of cash
Conversion of related                     --          60,464
  party note
Acquisition of Williams                   --       1,091,613
  Software
Issuance of stock in                      --          13,350
  lieu of rent
Receipt of cash for                       --          75,000
  subscription receivable
Settlement with former                    --          14,882
  employee
Grant of employee stock                   --
  options
Issuance of common stock                  --          93,725
Compensation to directors                 --          12,825
Amortization of                           --          57,004
  management incentive
  stock
Amortization of employee                  --         191,384
  stock options
Net Loss                          (4,515,192)     (4,515,192)
                                ------------    ------------

Balance, December 31,            (25,105,640)     (3,061,893)
  2001
Receipt of cash for                       --          32,762
  subscription receivable
Issuance of common stock                  --         340,000
Issuance of common stock                  --          13,080
  for services
Grant of employee stock                   --              --
  options
Conversion of related                     --         234,018
  party note
Amortization of                           --         114,315
  management incentive
  stock
Amortization of employee                  --         115,372
  stock options
Net Loss                          (1,280,773)     (1,280,773)
                                ------------    ------------
Balance, December 31,           $(26,386,413)   $ (3,493,119)
  2002
                                ============    ============


          See accompanying notes to consolidated financial statements.

                    TARGITINTERACTIVE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                               2002            2001
OPERATING ACTIVITIES
Net (loss)                                                 $(1,280,773)    $(4,515,192)
Adjustments to reconcile net (loss) to net
    cash used in operating activities:

         Depreciation and amortization                         423,199         645,754
         Bad debt expense                                       27,621         445,000
         Impairment of intangible assets                       832,463              --
         (Gain) on settlement of accounts payable           (1,711,683)       (103,803)
         Issuance of warrants for debt premium                      --         560,000
         Issuance of stock for services                         13,080         614,807
         Issuance of stock for interest (related party)         21,274              --
         Amortization of unearned compensation                 229,687         248,388
         (Gain) loss on disposal of assets                      36,400         (12,087)

Changes in assets and liabilities, net of acquisitions:

         Accounts receivable                                   185,279         290,537
         Prepaid expenses and other current assets             220,710         157,484
         Accounts payable and accrued expenses                 310,672         438,533
         Deferred revenue                                     (159,385)         29,385
                                                           -----------     -----------

Net cash used in operating activities                         (851,456)     (1,201,194)
                                                           -----------     -----------

INVESTING ACTIVITIES

         Purchase of property and equipment                    (49,618)        (49,427)
         Proceeds from sale of property and equipment           11,427          12,087
         Proceeds from Williams Software acquisition                --         225,775

Net cash provided by (used in) investing activities            (38,191)        188,435
                                                           -----------     -----------

FINANCING ACTIVITIES
         Proceeds from notes payable to shareholders           472,744         799,000
         Payments of capital lease obligations                 (50,247)        (10,142)
         Proceeds from subscriptions receivable                 32,762          75,000
         Proceeds from issuance of common stock                340,000          93,725
                                                           -----------     -----------

Net cash provided by financing activities                      795,259         957,583
                                                           -----------     -----------

Net (decrease) in cash                                         (94,388)        (55,176)
Cash, beginning of year                                        102,483         157,659
                                                           -----------     -----------
Cash, end of year                                          $     8,095     $   102,483
                                                           ===========     ===========

          See accompanying notes to consolidated financial statements.

                    TARGITINTERACTIVE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                               2002          2001
Supplemental disclosures of cash flow information:

         Cash paid during the period for interest                           $ 48,529    $   342,011

Supplemental disclosures of non-cash investing and Financing activities:

         Issuance of common stock for the extinguishment
             of related party debt                                          $212,744    $    60,464

         Grant of employee stock options                                    $  6,000    $   394,474

         Property and equipment acquired through capital
            lease agreements                                                $     --    $    30,152

         Issuance of management incentive stock                             $     --    $   346,500

         Capital contribution for payoff of debt                            $     --    $12,800,000

         Embedded Dividends on convertible
            preferred stock                                                 $     --    $   143,182

           See accompanying notes to consolidated financial statements

                    TARGITINTERACTIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  NATURE OF OPERATIONS

TargitInteractive, Inc. (the "Company") is a provider of interactive marketing services which features proprietary technology for the delivery of rich media marketing messages directly to e-mail box and/or the desktop. All messaging is permission-based. The Company pays fees for the use of databases.

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

Long - Lived Assets

The Company evaluates the recoverability of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such evaluation involves the use of an independent appraisal or is based on various analyses, including cash flows and profitability projections. If the sum of the expected future cash flows or the appraised value is less than the carrying amount of the assets, an impairment loss is recognized. Accordingly, impairment loss is the difference between the sum of the estimated future cash flows or appraised value and the carrying amount of the asset.

                    TARGITINTERACTIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Gain on Settlement of Accounts Payable

During 2002, the Company settled with certain vendors to reduce or eliminate the amounts owed to these vendors.

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

Fair Value of Financial Instruments

The Company's financial instruments, primarily consisting of cash, accounts receivable, accounts payable, and capital lease obligations, approximate fair value due to their short-term nature or interest rates that approximate market.

New Accounting Pronouncements

The Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and amends Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Statement is being applied prospectively, beginning January 1, 2002.

NOTE 3:  GOING CONCERN - UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses, negative cash flows from operating activities and has negative working capital and shareholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                    TARGITINTERACTIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:  GOING CONCERN - UNCERTAINTY (CONTINUED)

On November 22, 2002, the Company terminated 12 staff members of the New Hampshire office when it became impossible to support the current staff with cash flow from operations. No additional sources of equity or investment were available to the Company at that time. Management chose to exercise responsibility to only employ those whom the Company was able to pay. All departments, including sales, marketing, technical/engineering, finance, administration, and management were impacted by the reduction. In addition, the Company reduced the size of its operating facility by entering into a new lease for less office space.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

The merger was accounted for as a reverse merger into a public shell. Accordingly, the acquisition has been treated as an acquisition of TargitInteractive, Inc. by Global Technology Marketing International, Inc. and as a recapitalization of Global Technology Marketing International, Inc. As a result, the Company recorded an additional 1,778,784 shares of common stock and liabilities in excess of assets of $433,701. The historical financial statements presented prior to May 29, 2001 are those of Global Technology Marketing International, Inc.

On September 30, 2000, 5,000,000 shares of redeemable and convertible preferred stock were issued in exchange for the membership interests of two members in the limited liability company that was the predecessor to Global Technology Marketing International, Inc.. These preferred shares were entitled to receive cumulative annual dividends at a rate of 8% per share. The Company, at the time of issuance, recognized a discount attributable to the beneficial conversion privilege of approximately $630,000 by accreting the amount from the date of issuance, September 30, 2000, through the date of conversion, August 15, 2001. The accretion realized in the year ended December 31, 2001 was $143,182.

                    TARGITINTERACTIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:  GLOBAL TECHNOLOGY MARKETING INTERNATIONAL, INC. ACQUISITION (CONTINUED)

Pursuant to the merger, the Company issued two $200,000 5% Convertible Notes, convertible into 40% on an as-converted basis of the shares of the fully diluted common stock outstanding of the Company immediately prior to the conversion, for 100% of the outstanding Series A Preferred Stock, at $.08 per share, and warrants to purchase up to 10% of TargitInteractive's common stock, outstanding immediately following the acquisition of FirstPop.com (see Note 5), which was consummated on July 27, 2001. At the same time, the holders of the two convertible notes paid off Company debt of $12,800,000, which was recorded by the Company as a contribution of capital.

The 5% Convertible Notes, discussed above, were converted on August 15, 2001 into 10,400,000 shares of common stock.

The warrants were for the purchase of up to 10% of TargitInteractive's common stock at an aggregate exercise price of $2,000,000. The Company valued the warrants using the Black-Scholes Option Pricing Model and determined that the fair value of the warrants was $.28 per warrant. The term of the warrants were one year from the date of issuance and expired without being exercised on June 27, 2002. The Company recorded $560,000 in interest expense during the year ended December 31, 2001.

NOTE 5: WILLIAMS SOFTWARE, INC. ACQUISITION

Effective July 27, 2001, the Company consummated a merger with Williams Software, Inc. doing business as FirstPop Technologies, Inc. (FirstPop.com). FirstPop.com, an interactive marketing company, developed a unique message delivery system platform for use by corporate clients for broadcasting marketing or corporate messages across the Internet or through private intranets or extranets.

Pursuant to the merger, the Company issued a 5% Convertible Note, at $300,000, for 100% of the outstanding common stock and warrants to purchase up to 5% of TargitInteractive's common stock, outstanding immediately following the closing date. The warrants were for the purchase of up to 5% of TargitInteractive's common stock at an aggregate exercise price of $1 million. The warrants expired June 30, 2002 without being exercised.

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

                    TARGITINTERACTIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: WILLIAMS SOFTWARE, INC. ACQUISITION (CONTINUED)

The merger was accounted for using the purchase method of accounting. The Company has determined the purchase price to be allocated to be $1,042,088, which consisted of the fair value of the convertible notes, $1,100,000, incentive shares issued to FirstPop.com shareholders, $66,000, less the assumption of subscriptions receivable of $76,513 and less net assets of $47,399, which consisted of $225,958 of cash, $138,002 of prepaid expenses, fixed assets of $92,998, liabilities of $279,559 and deferred revenue of $130,000. The purchase price in excess of net assets has been allocated as follows:

           Description                                         Amount
           Database                                         $  352,000
           Goodwill                                            289,303
           Internally Developed Software                       288,785
           Website                                             112,000
                                                            ----------
                                                            $ 1,042,088
                                                            ===========

The Company obtained an independent valuation of the assets of FirstPop.com in order to determine the fair value of assets purchased. See also Note 7 below regarding intangible assets.

NOTE 6:  PROPERTY AND EQUIPMENT

                                          December 31, 2002        Useful Lives

Computer equipment and software                $742,000               3 Years
Office furniture and equipment                  126,970               5 Years
Leasehold Improvements                           48,623               3 Years
                                                 ------

Property and equipment                          917,593
Less accumulated depreciation                  (684,463)
                                               --------

Property and equipment, net                    $233,130
                                               ========

Computer and office equipment subject to capital leases at December 31, 2002 included above, is $52,635, net of accumulated depreciation of $37,347.

Depreciation expense was $318,147 and $320,301 for the years ended December 31, 2002 and 2001, respectively.

NOTE 7:  INTANGIBLE ASSETS

Amortization expense for intangible assets was $105,052 and $325,453 for the years ended December 31, 2002 and 2001, respectively.

                    TARGITINTERACTIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:  INTANGIBLE ASSETS (CONTINUED)

The Company reviewed the valuation of its intangible assets as specified in FASB 142 and 144. The intangible assets are comprised of internally developed software, websites, database and goodwill acquired through the Williams Software Inc. (also known as FirstPop.com) merger. Due to cost cutting measures and a shift in business focus, the Company has determined that these intangibles assets have been impaired at December 31, 2002. A goodwill impairment loss of $289,303 was recorded in 2002. The carrying amount of the remaining intangible assets exceeded the sum of their estimated undiscounted future cash flows. Based on this, an impairment loss of $543,160 related to the remaining intangible assets was recorded in 2002.

NOTE 8:  NOTES PAYABLE

In April 2002, the Company entered into two interim factoring agreements with shareholders of the Company pursuant to which the Company advanced 90% of the outstanding balance of selected receivables. In September 2002, these shareholders converted the outstanding loan balance of $212,744, plus accrued and unpaid interest of $21,274, into 7,800,600 shares of the Company's common stock at $.03 per share, the market price on the date of conversion.

During 2002, the Company borrowed an additional $260,000 from two of the Company's controlling shareholders in two separate loans each for $130,000. These loans were due on December 27, 2002, and bear interest at 18% per annum. The principal and interest may be converted, at the option of the noteholders, into common stock of the Company at a conversion price of $0.01 per share. As of March 25, 2003, these notes have not been converted and interest continues to be accrued.

NOTE 9:  LEASES

The Company leases its facilities under a non-cancelable long-term operating lease. The following is a schedule of the future lease minimum payments under this operating lease as of December 31, 2002:

                                      Year                       Amount
                                      ----                       ------
                                      2003                      $64,000
                                      2004                       93,000
                                      2005                       95,000
                                      2006                       97,000
                                      2007                       98,000

Rental expense for the years ended December 31, 2002 and 2001 were $139,394 and $162,750, respectively.

                    TARGITINTERACTIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: COMMITMENTS AND CONTINGENCIES

On April 4, 2001, Juno Online Services, Inc. filed a complaint against Global Technology Marketing International, LLC (GTMI), a subsidiary of the Company, in the United States District Court for the Southern District of New York. The complaint alleged that Juno is due more than $3,342,952 for marketing services pursuant to an advertising agreement. The case was closed in 2002 and $1,114,769 is included in gain on settlement of accounts payable during the year ended December 31, 2002.

On July 3, 2002, Williams Software, Inc., a wholly-owned subsidiary of the Company, was sued by a former officer who alleges that the Company violated the severance payment terms of his employment agreement. The Company has included approximately $104,000 in accounts payable and accrued expenses pertaining to this claim.

In addition the Company has received final judgments attached to its subsidiary GTMI in the aggregate amount of $150,000, all of which remain unpaid. The Company has included $150,000 in accounts payable and accrued expenses pertaining to these judgments. In addition, there is another combined sum of $376,000 of claims pending also included by the Company in accounts payable and accrued expenses.

Management is continuing to negotiate with its creditors for the reduction of the amount payable and for payments to be made on an installment basis. There can be no assurances given that such negotiations will be successful. The Company's failure to negotiate favorable payment terms with its judgment and trade creditors could have a material adverse affect on the Company's continued operations.

NOTE 11: DEFERRED INCOME TAXES

At December 31, 2002, the Company has available net operating loss carryforwards of approximately $6,466,000. These losses may be used to offset future taxable income in limited amounts through 2022. The limitations are based on Internal Revenue Code Section 382.

After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized due to substantial uncertainty.

Accordingly, components of the Company's net deferred income taxes at December 31, 2002 are as follows:

                                                      December 31, 2002
Deferred tax assets:

Net operating loss carry forwards                       $ 2,263,000
Valuation allowance                                      (2,263,000)
                                                        -----------

Total                                                   $        --
                                                        ===========

The valuation allowance increased in 2002 by $433,000 as a result of the 2002 loss.

                    TARGITINTERACTIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12: STOCK BASED COMPENSATION

On July 27, 2001, the Company issued 1,575,000 shares of common stock to three officers of its newly acquired wholly owned-subsidiary, Williams Software, Inc. d/b/a FirstPop.com, pursuant to a management agreement for services to be provided over the subsequent thirty-six months. The shares were to vest ratably over the three-year period. On October 19, 2001, the Chairman and Chief Executive Officer of Williams Software, Inc. resigned. Pursuant to the management agreement, of the 525,000 shares allocated to him as an officer that were to vest over three years, the Executive received 100,000 of such shares and the remainder of 425,000 shares were allocated to the two remaining officers. On February 5, 2002, the Executive Vice President of Williams Software, Inc. resigned. Pursuant to the management agreement, of the 525,000 shares allocated to him as an officer that were to vest over three years, the Executive received 137,629 of such shares and the remainder of 387,371 shares were allocated to the remaining officer. At December 31, 2001, the Company has recorded $346,500 of unearned compensation in the equity section of the balance sheet and amortized $57,004 and $114,315 to expense during the years ended December 31, 2001 and 2002, respectively. The shares were valued using the fair market value on the date of issuance as determined by an independent fair value appraiser.

In September 2001, the Company issued 1,116,291 five-year options at an exercise price of $.01 per share to employees of the Company. The options vest annually over a three-year period, starting from the employee's hire date. On December 10, 2001, the Company granted 100,000 five-year options with an exercise price of $.01 per share to the Vice Chairman. These options vest at the date of grant. At December 31, 2001 the Company has recorded $394,474 of unearned compensation in the equity section of the balance sheet. The fair value of the options was calculated using the Black-Scholes Option Pricing Model. Due to a lay off of employees on November 22, 2002, a number of the options were forfeited, as set forth in the table at the end of this Note 12.

In September 2001, the Company issued 444,600 five-year options at an exercise price of $1 per share to employees of the Company. The options vest over a three-year period, starting from the employee's hire date. The fair value of the options on the grant date was $177,840 calculated using the Black-Scholes Option Pricing Model. Due to a lay off of employees on November 22, 2002, a number of the options were forfeited, as set forth in the table at the end of this Note 12.

On October 19, 2001, the Chairman and Chief Executive Officer of the Company's subsidiary, Williams Software, Inc., was issued 66,141 shares for services rendered. The market price of the common stock at that time was $.30 per share. The common stock cannot be sold for a 12-month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value by 25%. Compensation expense of $14,882 was recorded in the Statement of Operations for the year ended December 31, 2001.

In December 2001, the Company issued 350,000 five-year options at an exercise price of $.50 per share to Directors of the Company. The options vest over a ten-month period. The fair value of the options on the grant date was $140,000 calculated using the Black-Scholes Option Pricing Model. The options had not been exercised as of March 25, 2003.

                    TARGITINTERACTIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12: STOCK BASED COMPENSATION (CONTINUED)

In August 2002, the Company issued, to certain of its employees, an aggregate of 600,000 options with an exercise price of $.02 per share. The options vest over a three-year period starting from the employee's hire date. At September 30, 2002, the Company had recorded $6,000 of unearned compensation in the equity section of the balance sheet. The fair value of the options was calculated using the Black-Scholes Option Pricing Model. Due to a lay off of employees on November 22, 2002, a number of the options were forfeited, as set forth in the table at the end of this Note 12.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net loss. Had the compensation cost for stock option grants to the Company's employees been determined by SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net loss would have increased for the year ended December 31, 2001 as presented in the table below. Using the Black-Scholes Option Pricing Model, the Company's pro forma net loss and pro forma net loss per share are as follows:

Pro Forma Net Loss                                  $1,344,341
Pro Forma Net Loss Per Share                            ($.04)
Risk Free Interest Rate                                  6.16%
Expected Lives                                         5 years
Expected Volatility                                       258%

For purposed of these pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period.

The following table summarizes the transactions of the Company's stock options for the two-year period ended December 31, 2002:

                                        Number of Shares       Weighted Average
                                                               Exercise Price
                                        ----------------      ------------------
Options outstanding, December 31, 2000            --           $       --
Options granted                            2,010,891                0.314
Options exercised                                 --                   --
Options forfeited                                 --                   --
--------------------------------------------------------------------------------
Options outstanding, December 31, 2001     2,010,891                0.314
Options granted                              600,000                0.020
Options exercised                                 --                   --
Options forfeited                         (1,405,743)               0.374
--------------------------------------------------------------------------------
Options outstanding, December 31, 2002     1,205,148           $    0.098


Options to purchase 655,297 and 852,709 shares were exercisable at December 31, 2001 and 2002, respectively.

                    TARGITINTERACTIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: OTHER COMMON STOCK TRANSACTIONS

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

In October 2001, the Company authorized the issuance of 50,000 shares of common stock to the landlord of the New Hampshire facility for a reduction in the monthly lease payment for the term of the existing lease which expired on December 31, 2002 and through the term of a new lease. The market price of the common stock was $.30 per share. The common stock cannot be sold for a 12-month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value by 25%. The Company recorded $11,250 in prepaid expense at December 31, 2001. In December 2002, the facility was sold. The Company settled with the old landlord without the issuance of stock.

From June 2001 through September 2002, the Company rented an office in Deerfield Beach, Florida on a month-to-month basis from Taurus Investment Group (an entity controlled by two of the Company's controlling shareholders) for $300 per month. Taurus, the landlord, agreed to accept stock of the Company in lieu of rent starting in June 2001. The total shares issued during 2001 were 4,781. A total of 36,853 shares were issued to Taurus during year ended December 31, 2002. The rental expense was determined on a monthly basis based on the market value of the common stock at the first of the month. The market price of the common stock for the rental period during 2001 was between $.30 and $3.60 per share. The market price of the common stock for the rental period during 2002 was between $.04 and $.35 per share. The common stock cannot be sold for a 12-month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value by 25%. The Company recorded $2,100 of expense during the year ended December 31, 2001 and $3,980 of expense during the year ended December 31, 2002.

In December 2001, the Company sold 499,900 shares of common stock to current shareholders for $124,975. $31,250 of the proceeds from the sale where received in January 2002, and therefore are reflected as subscription receivable at December 31, 2001.

On December 10, 2001, the outside directors of the Company were issued a total of 30,000 shares of common stock. The market price of the common stock at that time was $.57 per share. The common stock cannot be sold for a 12-month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value by 25%. The Company recorded $12,825 of expense during the year ended December 31, 2001.

                    TARGITINTERACTIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: OTHER COMMON STOCK TRANSACTIONS (CONTINUED)

In February 2002, the Company sold 1,000,000 shares of common stock to certain then-current shareholders for $125,000 at $0.125 per share. Additionally, the Company received a $15,000 loan from a shareholder which was later converted into 375,000 shares of common stock at $.04 per share in June 2002.

In June 2002, the Directors of the Company approved the issuance of 137,500 shares of common stock to certain of the then-current shareholders for services provided to the Company. The Company recorded an expense based on the fair market value of the shares issued at $ .04 per share and recorded $5,500 in general and administrative expense in its statement of operations during the year ended December 31, 2002.

In July 2002, the Company received $200,000 from an existing shareholder in return for the issuance of 8,400,000 shares of common stock.

In August 2002, the Company issued a total of 30,000 shares of common stock to the three outside directors of its Board of Directors (10,000 shares each) for services rendered. Pursuant to the application of SFAS No. 123, in accounting for the issuance of stock to employee and non-employee consultants, the Company recorded an expense based on the fair market value of the shares issued at $0.12 per share and recorded $3,600 in general and administrative expenses in its statement of operations during the year ended December 31, 2002.

NOTE 14:  PRO FORMA INFORMATION

The following unaudited pro forma financial information reflects the results of operations for the year ended December 31, 2001 as if the Global Technology Marketing International, Inc. and Williams Software, Inc. acquisitions had occurred at the beginning of the respective period presented, and after giving effect to purchase accounting adjustments. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the Company, Global Technology Marketing International, Inc. and Williams Software, Inc. been combined during the specified periods.

                Year Ended
            December 31, 2001

              Net revenues                                  $  4,712,611
              Net loss                                      $(5,192,500)
              Net loss per share                            $      (.45)